Form 10KSB
period 1999-12-31
STRATABASE COM
filed 2000-04-14
CIK 1092197

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year ended                        Commission File Number ______
December 31, 1999


                                 STRATABASE.COM

(Exact name of registrant as specified in its charter)



              Nevada                                 88-0414964
   ----------------------------------     ---------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)



         34314 Marshall Road, Suite 203, Abbotsford BC, V2S 1L2, Canada
          -----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (604) 504-5811
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0025  per share

                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ending December 31, 1999, was $41,813.

As of March 7, 2000, 6,353,772 shares of the registrant's Common Stock were outstanding. The registrant's Common Stock is not currently listed or admitted for trading on any exchange or over-the-counter market.

                                 STRATABASE.COM

                                TABLE OF CONTENTS

                                                                            Page

PART I.......................................................................  4
 Item 1.  Business...........................................................  4
 Item 2.  Properties.........................................................  7
 Item 3.  Legal Proceedings..................................................  7
 Item 4.  Submission of Matters to a Vote of Security Holders................  7

PART II......................................................................  7
 Item 5.  Market for Registrant's Common Equity  and Related Security Holder
       Matters...............................................................  7
 Item 6.  Management's Discussion and Analysis of Plan of Operations.........  8
 Item 7.  Financial Statements and Supplementary Data.......................  11
 Item 8.  Changes In and Disagreements with Accountants on Accounting and
       Financial Disclosure.................................................  11
 Item 9. Directors, Executive Officers and Control Persons; Compliance with Section

       16(6) of the Exchange Act............................................  11
 Item 10. Executive Compensation............................................  12
 Item 11. Security Ownership of Certain Beneficial Owners and Management....  14
 Item 12. Certain Relationships and Related Transactions....................  15
 Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.  17
SIGNATURES..................................................................  18

                                     PART I

Item 1......Business.

We are a development stage corporation that incorporated on November 18, 1998, focusing on providing direct marketing information and online advertising for corporations seeking to market their goods and services through the internet. We are currently compiling a list from internet users for whom we provide free services such as: internet based news, newsletters and video. In return for the free services, we will attempt to obtain the consent of internet users to receive corporate advertisements. Their personal information (including name and e-mail address) will become part of our user database. We recently engaged a leading distributor of news to provide some of the news content and began the creation of a free news web site for internet users. Finally, we have begun development of our direct marketing web site from which advertisers will engage in on-line advertising.

Our objective is to become one of the internet's leading direct marketers and providers of internet services to small businesses. The key element of our strategy is the compiling of databases of marketing information about internet users. To compile the database, we will provide free information and free services, such as internet-based news, newsletters and videos, to internet users in return for their personal information such as names and e-mail addresses. The free news will be supplied Usenet and delivered to users through the web. The free newsletters, the free videos and the free informational items such as special reports on various topics of interest to users will be supplied by advertisers and paid for out of the proceeds from our direct marketing campaigns.

The users receiving the free services will be asked to consent to the use of their personal information for direct marketing purposes. We believe we can develop large databases of information about internet users including their interests and various demographic information which would be of great value to advertisers. Using our compiled database, we then intend to conduct internet based direct marketing programs on behalf of advertisers. The direct marketing will consist of presenting online advertisements to users in our database who have consented to receive specific information about products and services. If the users are interested in the advertisements present to them, they will be asked to respond to the advertisers by e-mail. Our primary source of revenues will be the fees charged to advertisers for providing these direct marketing services.

As an additional source of revenue, we are also developing our capability to provide internet related services to small businesses which are independently owned and operated and which are not dominant in their field of operation. Services to small businesses include:

      designing website,
      updating and maintaining their website;
      producing and editing informational or advertising video tapes; and hosting their website on our servers for accessing by internet users.

For the period from November 18, 1998, through the present, our activities related primarily to the recruitment of independent contractors and suppliers, and the establishment of our organizational and technical infrastructure. As our business develops, we expect revenues to come partly from sales of advertising and direct marketing opportunities on our websites and partly from the sale of internet services to small businesses.

Our Industry

The internet is a rapidly growing global computer network for collecting and exchanging information, communicating, and conducting business. The growth of this computer network is driven by inexpensive web access, inexpensive website production costs, and businesses wishing to capitalize on the potential revenues which may result from effective advertising.

Effective internet advertising requires the targeting of specific audiences who consent to be the recipients of specific information about products.

We intend to conduct direct marketing to only those users in our databases who have expressly consented to receive specific information about products from advertisers. The internet allows advertisers to target specific audiences, based on their personal information and interests. The effectiveness of internet advertising efforts can be monitored by the number of times an ad is viewed and counting the number of people who respond to the ad. We believe that internet advertising will become more effective as more personal information about internet users is gathered. We also believe that the problem to date with internet advertising is that there are very few companies who understand how to conduct effective online direct marketing programs for advertisers. We believe that our strategy of first compiling a database of internet users who consent to the receipt of specific information from advertisers is essential to the development of an effective direct marketing programs for advertisers. By marketing to users who have requested specific marketing information, we will deliver quality marketing information and programs to our advertisers targeted at specific audiences. In this way, we enhance the effectiveness of our direct marketing programs.

Internet users demand quality information and service.

A vast amount of information is being added to the internet every day and the quality of this information is often low. We believe that high quality information will have a high perceived value to internet users. By providing this information free of charge, we believe internet users will have an incentive to access it, and voluntarily provide their personal information such as names and email addresses. This information, in turn, can then be added to our databases ultimately to be used to conduct direct marketing programs. We also believe that we can provide free services to internet users, such as information delivery via e-mail, in return for users' personal information.

Small businesses demand quality web services.

Our management believes that as the web expands and develops, there will be an increasing number of small businesses who require web services be they video production for the web, website design, or website hosting. We believe that there is substantial demand for these services, and that such demand will continue to grow in the coming years as more and more small businesses seek to develop a presence on the web for themselves.

Regulation

Several federal and state statutes prohibit the transmission of certain types of indecent, obscene or offensive content over the internet to certain persons. In addition, pending legislation seeks to ban internet gambling and federal and state officials have taken action against businesses that operate internet gambling activities. An overly broad interpretation and enforcement of these statutes and initiatives, may result in limitations on the type of content and advertisements available on Stratabase.com. Present or future legislation regulating online content could dampen the growth in the use of the internet generally and decrease the acceptance of the internet as an advertising and e-commerce medium. This could have a material adverse effect on our business, results of operations and financial condition.

We have no intention of running pornography or gambling sites. The relevance of this disclosure is that we run computer servers which internet users can use to conduct realtime chat or to post messages in order to communicate with each other. On occasion, internet users have been known to abuse these services and post messages of an adult or obscene nature (this happens on AOL quite frequently). These users could leave us in a potentially damaging position because the objectionable content would be physically residing on our computer servers, and if the content were of a regulated nature, we could be deemed responsible. We intend to do everything that we reasonably can to ensure such an event does not transpire.

Employees

As of December 31, 1999, we had two employees. Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO and Mr. Fred Coombes, Vice President of Corporate Development and a Director. Only Mr. Newton has a management agreement and is devoting his full-time efforts to the company.

Currently, the Company retains the services, on an as needed basis, of independent contractors and/or outside consultants. We will retain additional full-time employees when considered cost effective to do so.

Mr. Newton oversees the technical and marketing sides of the business, and the tasks themselves are generally carried out by independent contractors and outside consultants as much as possible. However, we understand that in some instances it will be more cost effective to hire full-time employees should suitable candidates be found. We will hire full-time employees when appropriate. In all instances, Mr. Newton will continue to oversee any and all of our contractors, consultants, and employees. Additionally, he will oversee all aspects of operations including technical development and marketing.

Item 2......Properties.

We do not own any real property. Our offices are approximately 750 square feet located at 34314 Marshall Road, Suite 203, Abbotsford, B.C., V2S1L2, Canada. The office is leased for one year which commences on March 1, 2000. The monthly rent is approximately $660. We believe that the facilities will be adequate for the foreseeable future.

Item 3......Legal Proceedings.

We are not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against us. We know of no material legal proceedings pending or threatened, or judgments entered against any of our Directors or Officers in his capacity as such.

Item 4......Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for  Registrant's  Common Equity and Related  Security  Holder
        Matters.


On November 18, 1999, we commenced a public offering of 800,000 units at a purchase price of $.50 per unit. Each unit consisted of one share of Common Stock, one Class A Warrant, one Class B Warrant and one Class C Warrant. Each Class A Warrant is exercisable for one share of Common Stock at $1, each Class B Warrant is exercisable for one share of Common Stock at $3 and each Class C Warrant is exercisable for one share of Common Stock at $5, for periods of six months, 12 months and 18 months respectively, commencing with the date of the prospectus related thereto. All 800,000 units were sold, and the offering was closed on February 7, 2000.

There is currently no public market for the Company's Common Stock. We are in the process of applying for listing on the Nasdaq Stock Market, Inc., Over the Counter Bulletin Board. There were approximately 87 shareholders of record as of March 7, 2000.

Item 6. Management's Discussion and Analysis of Plan of Operations.

We are in the development stage and have generated insignificant revenues related primarily to website development projects since our inception to December 31, 1999, and have incurred primarily only startup and organizational expenses. Accordingly, our financial results, from inception to December 31, 1999, are not meaningful as an indication of future operations.

We are presently engaged in the development of free services for internet users (such as internet based news, newsletters, and videos) in return for users' personal information. We will then compile lists of users from which we will conduct internet based direct marketing programs on behalf of advertisers. Concerning the free services for internet users:

     The news we provide will be supplied by Usenet. The newsfeed consists of business news, financial news, current events, and various other topics of interest to users.

     The newsletters we intend to provide have not yet been developed, nor do we know precisely what topics the newsletters will cover. We intend to determine these topics during the first quarter of 2000.

     The newsletters will be written by outside contractors. A portion of the proceeds from our direct marketing campaigns for advertisers will be used to pay the fees of these outside consultants.

     The subject matter of the videos has not been determined but will cover the same topics as the newsletters and will be determined in the first quarter of 2000.

     The videos will be produced using our own video facility which is currently in place. The information contained in the videos will be presented interview style by outside contractors and script writers.

     The proceeds of the advertising campaigns we carry out for advertisers will be used to pay the fees of the outside contractors and script writers.

We are also developing our capabilities to provide internet related services to small businesses. These services include video taping and editing and designing, maintaining and hosting those website.

For the period from our incorporation on November 18, 1998 through December 31, 1999, our activities related primarily to the recruitment of independent contractors and suppliers, and the establishment of organizational and technical infrastructure. As our business develops, we anticipate that revenues will be derived partly from the sale of advertising and direct marketing opportunities on our website and partly from the sale of our online video production and web services. Further into our development, it is anticipated that e-commerce will play an increasing revenue role. E-commerce revenues will likely come from revenue sharing agreements with merchants whose sites are affiliated with our websites that are now being developed. Any revenues that we derive from revenue sharing arrangements will be recognized by us upon notification from our e-commerce merchant partners of sales attributable to our websites.

The expected significant costs related to our operation will be the purchase of:

      hardware;
      software;
      a bandwidth fiber optic line; data acquisition costs; human resource costs; and advertising and market costs.

Our liquidity and capital resources

From inception through December 31, 1999, we received $236,609 in net proceeds from an investor and our founders. As of December 31, 1999, we had approximately $5,000 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues, and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability.
Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

As the result of a public offering of the Company's Common Stock and Purchase Warrants, the Company realized proceeds of $400,000 subsequent to December 31, 1999. Such proceeds were released from escrow to the Company upon closing of the offering on February 7, 2000. We may need to raise additional capital in the future in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the exercise of the warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by our issuance of debt or other equity instruments, we may be subject to certain limitations on our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock.. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

Impact of the Year 2000 issues

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or may risk system failure or miscalculations causing disruptions of normal business activities.

We do not possess the information necessary to estimate the potential costs of addressing year 2000 issues.

To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. At this time, we do not possess the information necessary to estimate the potential costs of unanticipated revisions to our software should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although we do not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

We are not aware of any year 2000 compliance problems relating to our own software or systems.

We are not currently aware of any Year 2000 compliance problems relating to our software or systems that would have a material adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix any problems. There can be no assurance that we will not discover Year 2000 compliance problems in our software that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware, or services incorporated into our systems will not need to be revised or replaced, which could be time consuming and expensive. Our failure to fix our software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, failure to adequately address Year 2000 compliance issues in our software and systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time consuming to defend. In addition, there can be no assurance that governmental agencies, utility companies, internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control, such as prolonged internet, telecommunications or electrical failure. That type of failure could prevent us from delivering our services, decrease the use of the internet or prevent users from accessing our websites any of which would have a material adverse effect on our business, results of operations and financial condition.

Item 7......Financial Statements and Supplementary Data.

The financial statements listed in the accompanying Index at Item 13(a) are filed as a part of this report.

Item 8......Changes In and  Disagreements  with Accountants on Accounting and
            Financial Disclosure.

            None.

Item 9......Directors, Executive Officers and Control Persons; Compliance
            with Section 16(6) of the Exchange Act.

The following sets forth the names and ages of our directors and executive officers.

Name  ............                  Age         Position

Trevor Newton.....                  30          President, Secretary, Treasurer,
                                                Chairman of the Board of
                                                Directors, Chief Operating and
                                                Operating     and    Executive
                                                Officer

Fred Coombes......                  46          Vice     President    of
                                                Corporate
                                                Development and Director

John Tarves.......                  45          Director

TREVOR NEWTON, since our incorporation to the present has been our President, secretary, treasurer, Chairman of the Board of Directors, Chief Operating and Executive Officer. From June, 1993 through August 1994, Mr. Newton was employed as a Statistical Analyst with the British Columbia Gas Co. Thereafter, from August 1994 until December 1995, Mr. Newton taught Economics and Statistics at the University College of Fraser Valley. From February 1996 until October 1996, Mr. Newton was a registered representative with Global Resource Investment, a broker-dealer located in Southern California. From October 1996 until September 1999, Mr. Newton was employed in various capacities at Stockscape.com, a publicly traded producer of a financial website which has published dozens of financial newsletters and delivered financial information, such as stock quotes and news, to its users 24 hours a day. His responsibilities at Stockscape included the overseeing of all aspects of operations such as programming, content development, technical infrastructure and marketing.

FRED COOMBES, since our inception to the present, has been one of our Directors and since January 20, 1999, to the present our Vice-President of Corporate Development. Since 1987 to the present, Mr. Coombes has also acted as the President of Co-ab Marketing, Ltd., an investor and corporate relations firm and since October 1995 as President and Director of Yuma Copper Corp., a mineral exploration firm. In addition, Mr. Coombes has been retained as an outside investor relations consultant to the NBG Radio Network. Presently, he devotes minimal time to our affairs. Mr. Coombes, who plans on continuing with his other outside responsibilities, will devote as much time to our affairs as he deems necessary for it to achieve its goals. There can be no assurance that any conflicts of interest that may arise from these outside activities will be resolved in our favor.

JOHN TARVES has been one of our Directors since our incorporation. Since 1979, Mr. Tarves has been a secondary school teacher in the Chichester School District in Boothwyn, Pennsylvania. He is a member of the school district's Technology Leadership Team and has initiated an internet usage program in the classroom. Mr. Tarves has a B.A. degree from St. Francis College (Loretto,
PA) and an M.A. degree from Fairfield University (Fairfield, CT.).

Our Directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

Item 10.....Executive Compensation.

The following table sets forth information with respect to compensation we paid for the period ended December 31, 1999, for services of the executive officers. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the period ending December 31, 1999.

                         Summary of Annual Compensation

Name and

Principal Position                        Year              Salary

Trevor Newton, Chairman of
the Board, President, Secretary,
Treasurer and Chief Operating and

Executive Officer.                        1998,             $0
      ............                        1999              $55,000

Fred Coombes,
Vice President of Corporate

Development and Director                  1998,             $0
      ............                        1999              $0
------------------------------------------------------------------------------

Messrs. Newton and Coombes, as founders of Stratabase, were issued 2,422,400 and 732,300 shares of the common stock, respectively, for nominal consideration (i.e. $.0025 per share). With the exception of Mr. Newton, we have not, nor do we intend to, in the foreseeable future, enter into any additional employment or management agreements with executive officers. We have no other compensation plans for our executive officers. However, we plan to institute an executive employee stock option plan in the future, the terms of which have not been determined or agreed upon. In addition, in the future, we may consider an executive bonus plan.

For the year 2000, we will pay salaries to Messrs. Newton and Coombes at an annual rate of $60,000 and $ 36,000, respectively. From February 1999 through December 1999, Mr. Newton was paid $5,000 per month in as a management fee. Mr. Coombes has not been paid any compensation in 1999, nor has he accrued any compensation.

We do not compensate Directors.

We do not pay our directors any remuneration for their service. However, they are reimbursed for their out-of-pocket expenses associated with meetings of the Board of Directors. Mr. John Tarves, a Stratabase director, was issued 25,000 shares of the common stock, for nominal consideration (i.e. $.0025 per share). We do not maintain a stock option plan for Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in
Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 1999, no persons failed to file any such form in a timely manner.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

The following table contains information concerning:

      those persons whom we know beneficially own more than 5% of our outstanding shares of common stock;

      each of our officers and directors; and

      all of our officers and directors as a group.

As of March 7, 2000, there were 6,353,772 shares of Common Stock outstanding and approximately 87 shareholders.

Officers, Directors,                         Beneficial          Beneficial
  5% Shareholder        No. of Shares         Owenrship           Ownership
                                            Prior to the          after the
                                              Offering           Offering

Trevor Newton             2,422,400             43.6%               38.1%
Mary Martin               1,464,072             26.4%               23.0%
Fred Coombes                732,300             13.2%               11.5%
John Tarves                  25,000             0.5%                0.4%
New Horizons LP*            900,000             16.2%               14.2%

All Directors and
executive officers
as a Group (3             3,179,700             57.3%               50.0%
persons)**
------------------------------------------------------------------------------
* The general partner and a minority limited partner of New Horizons LP is Joe MacDonald, who is married to Mary Martin.

** These shares are attributed to Trevor Newton, Fred Coombs and John Tarves.

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions.

At the time of incorporation, we authorized the issuance of 25,000 shares of common stock, no par value. To facilitate a public offering of our securities, we authorized on January 20, 1999, the amendment of our certificate of incorporation to effect certain changes, which were:

      a change in the par value of the common stock to $.001 par value; and

      an increase in the number of shares of common stock authorized to 25,000,000 shares.

In February 1999, we issued shares of common stock, at $.001 par value, to our founders as follow:

      2,422,400 to Trevor Newton;

      1,464,072 to Mary Martin;

      732,300 to Fred Coombes; and


      25,000 to John Tarves.

In each case, the consideration was nominal, $.0025 per share.

In March 1999, we privately sold 900,000 shares of our common stock, at a price of $.25 per share, to one affiliated investor for a total of $225,000. To date, the majority of the proceeds have been utilized for hardware, software, programming and computing fees, content acquisition, general operations, salaries, connectivity and costs associated with this offering. The balance was retained for operating funds. The investor, New Horizons LP, is affiliated with one of our founders, Ms. Mary Martin in that its general partner and a minority limited partner is Ms. Martin's husband, Joe MacDonald.

In addition to the above, in January 2000, we issued to our previous legal counsel, Thomas Boccieri, 10,000 shares of common stock in lieu of receiving an additional $2,500 towards his legal fee.

We have not adopted any provisions, resolutions or bylaws regarding related party transactions nor do we intend to do so in the future.

In connection with each of these stock issuances, we relied upon the exemption from registration provided under Section 4(2) of the Securities Act.

Director's Indemnification Agreements


Our by-laws provide for the indemnification of officers and directors to the fullest extent possible under Nevada law against expenses (including attorney's fees), judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of Stratabase. We are also granted the power, to the maximum extent and in the manner permitted by Nevada Revised Statutes, to indemnify each of our employees and agents (other than directors and officers) against expenses (including attorneys' fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any lawsuits arising by reason of the fact that such person is or was an agent of Stratabase.

Our Certificate of Incorporation limits or eliminates the personal liability of officers and directors for damages resulting from breaches of their fiduciary duty for acts or omissions except for damages resulting from acts or omissions which involve intentional misconduct, fraud, a knowing violation of law, or the inappropriate payment of dividends in violation of Nevada Revised Statutes.

Concerning whether indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors and controlling persons, we were advised by legal counsel that in the opinion of the SEC such indemnification of officers, directors and controlling persons is against public policy, and is, therefore, unenforceable. If a claim for indemnification against such liabilities (other than expenses actually incurred or paid by an officer, director or controlling person in successful defense the lawsuit) is asserted by any officer, director or controlling person in connection with registered securities, we will, then, submit to a court of appropriate jurisdiction the question of whether such indemnification is against public policy as expressed in the Securities Act of 1933, and will be governed by the final adjudication of that issue.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

1.    Financial Statements and Independent Auditors' Report
                                                                            Page

                                                                             F-1

2.    Exhibits

            Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index included in Item 13(c) below, numbered in accordance with Item 601 of Regulation S-B.


(b)   Reports on Form 8-K

      None during the fourth calendar quarter ended December 31, 1999.

(c)   INDEX TO EXHIBITS

      Exhibit No.                         Description

     3.1                               Articles of Incorporation*

     3.2                               Amended Articles of Incorporation*

     3.3                               By-laws*

     4.1                               Class A Warrant Certificate*

     4.2                               Class B Warrant Certificate*

     4.3                               Class C Warrant Certificate*

     10.1                              Lease with SGS Enterprises*

     27                                Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   STRATABASE.COM

   By: _____________________
      Trevor Newton,
      President, Secretary, Treasurer,
      Chief Operating and Executive
         Officer

Date:  March __, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/Trevor Newton                                               March __, 2000
--------------------------------
Trevor Newton, Chairman of
the Board, President, Secretary,
Treasurer and Chief Operating
and Executive Officer; Director


/S/Fred Coombs                                                 March __, 2000
------------------------------
Fred Coombs, Vice President of
Corporate Development and Director

/S/John Tarves                                                 March __, 2000
-------------------------------
John Tarves, Director

                                 MOSS ADAMS LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 --------------
                       222 SW COLUMBIA CIRCLE, SUITE 400
                               PORTLAND, OR 97201
                              Phone (503) 242-1447
                               Fax (503) 274-2789

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Stratabase.com

We have audited the accompanying balance sheet of Stratabase.com (a development stage company) as of December 31, 1999, and the related statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the year ended December 31, 1999, the period from inception (November 18, 1998) to December 31, 1998, and the period from inception (November 18, 1998) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratabase.com (a development stage company) as of December 31, 1999, and the changes in its operations and its cash flows for the year ended December 31, 1999, the period from inception (November 18, 1998) to December 31, 1998, and the period from inception (November 18, 1998) to December 31, 1999, in conformity with generally accepted accounting principles.


/s/Moss Adams LLP

Portland, Oregon
March 14, 2000

                                                                STRATABASE.COM
                                                 (a development stage company)
------------------------------------------------------------------------------
                                                                   BALANCE SHEET
                                                               DECEMBER 31, 1999


                                       ASSETS

CURRENT ASSETS
    Cash                                                                $      4,696
    Accounts receivable                                                       32,965
    GST receivable                                                             2,172
                                                                          -----------
         Total current assets                                                 39,833
                                                                          -----------

OFFICE EQUIPMENT, at cost
    Computer hardware                                                         21,228
    Computer software                                                          2,634
    Office equipment                                                           1,950
    Office furniture                                                           2,077
    Video production equipment                                                 5,212
                                                                          -----------
                                                                              33,101
    Accumulated depreciation and amortization                                 (5,425)
                                                                          -----------
                                                                          -----------
                                                                              27,676
                                                                          -----------

         Total assets                                                   $     67,509
                                                                          ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $     16,336
    Accrued liabilities                                                       33,201
                                                                          -----------
         Total current liabilities                                            49,537
                                                                          -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; 25,000,000 shares authorized,
      5,543,772 shares issued and outstanding                                  5,544
    Additional paid-in capital                                               231,065
    Deficit accumulated in the development stage                            (218,108)
    Foreign currency translation adjustments                                    (529)
                                                                          -----------
         Total shareholders' equity                                           17,972
                                                                          -----------

         Total liabilities and shareholders' equity                     $     67,509
                                                                          ===========

                                                                  STRATABASE.COM
                                                   (a development stage company)
  ------------------------------------------------------------------------------
                                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE PERIOD FROM INCEPTION (NOVEMBER 18, 1998) TO DECEMBER 31, 1999

                                                                           YEAR ENDED                           INCEPTION
                                                                          DECEMBER 31,                     (NOVEMBER 18, 1998)
                                                                   1999                1998               TO DECEMBER 31, 1999

REVENUE                                                       $      41,813        $         -        $                  41,813
OPERATING EXPENSES
    Community site development                                       57,073                  -                           57,073
    Internet connectivity                                            10,085                  -                           10,085
    Web related services                                              5,578                  -                            5,578
    Video production and encoding                                     4,946                  -                            4,946
    Network administration                                            2,133                  -                            2,133
                                                               ------------         -------------      ------------------------
          Total operating expenses                                   79,815                  -                           79,815
                                                               ------------         -------------      ------------------------
          Excess of operating expenses over revenues                (38,002)                 -                          (38,002)
                                                               ------------         -------------      ------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
    Management fees                                                  55,000                  -                           55,000
    Legal fees                                                       29,342                  -                           29,342
    Accounting                                                       16,294                  -                           16,294
    Advertising                                                      12,855                  -                           12,855
    Office                                                           11,837                  -                           11,837
    Consulting fees                                                  11,456                  -                           11,456
    Rent                                                             10,242                  -                           10,242
    Wages and benefits                                                7,057                  -                            7,057
    Program and site design                                           5,865                  -                            5,865
    Depreciation and amortization                                     5,425                  -                            5,425
    Licenses and dues                                                 4,980                  -                            4,980
    Travel                                                            3,483                  -                            3,483
    Telecommunications                                                2,643                  -                            2,643
    Professional development                                          2,224                  -                            2,224
    Insurance expense                                                 1,923                  -                            1,923
    Other expenses                                                    1,966                  -                            1,966
                                                               ------------         -------------      ------------------------
          Total general and administrative expenses                 182,592                  -                          182,592
                                                               ------------         -------------      ------------------------

                                                               ============         =============      ========================

                                                                  STRATABASE.COM
                                                   (a development stage company)
  ------------------------------------------------------------------------------
                                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE PERIOD FROM INCEPTION (NOVEMBER 18, 1998) TO DECEMBER 31, 1999




                                                                           YEAR ENDED                           INCEPTION
                                                                          DECEMBER 31,                     (NOVEMBER 18, 1998)
                                                                   1999                1998               TO DECEMBER 31, 1999


INTEREST INCOME                                               $       2,486        $         -        $                   2,486
                                                               ------------         -------------      ------------------------

NET LOSS IN THE DEVELOPMENT STAGE                                  (218,108)                 -                         (218,108)

OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustments                           (529)                 -                             (529)
                                                               ------------         -------------      ------------------------

COMPREHENSIVE LOSS                                            $    (218,637)       $         -        $                (218,637)
                                                               ============         =============      ========================

BASIC AND DILUTED LOSS PER SHARE OF
    COMMON STOCK                                              $        0.04        $         -        $                    0.04

STRATABASE.COM
(a development stage company)
------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 18, 1998) TO DECEMBER 31, 1999

                                                                                  DEFICIT
                                                                                ACCUMULATED        ACCUMULATED
                                                               ADDITIONAL         IN THE              OTHER             TOTAL
                                     COMMON STOCK                PAID-IN        DEVELOPMENT       COMPREHENSIVE       SHAREHOLDERS'
                             -----------------------------
                                 SHARES          AMOUNT          CAPITAL           STAGE               LOSS             EQUITY
                             ---------------    ----------    --------------    --------------     ---------------    --------------

BALANCE,
    December 31, 1998                     -   $         -   $             -   $             -    $              -   $             -

Issuance of common
    stock at $.0025 per
    share (February 1999)         4,643,772         4,644             6,965                 -                   -            11,609

Issuance of common
    stock at $.25 per
    share (March 1999)              900,000           900           224,100                 -                   -           225,000

Net loss and comprehen-
    sive loss in the deve-
    lopment stage                         -             -                 -          (218,108)               (529)         (218,637)
                             ---------------    ----------    --------------    --------------     ---------------    --------------

BALANCE,
    December 31, 1999             5,543,772   $     5,544   $       231,065   $      (218,108)   $           (529)  $        17,972
                             ===============    ==========    ==============  ================     ===============    ==============

STRATABASE.COM
(a development stage company)
------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (NOVEMBER 18, 1998) TO DECEMBER 31, 1999


                                                                                                PERIOD FROM
                                                                    YEAR ENDED                   INCEPTION
                                                                    DECEMBER 31,            (NOVEMBER 18, 1998)
                                                           -----------    -----------
                                                               1999            1998        TO DECEMBER 31, 1999
                                                           -----------    -----------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss in the development stage                     $   (218,108)  $        -      $              (218,108)
    Depreciation and amortization                                5,425            -                        5,425
    Adjustments to reconcile net loss to net cash from
          operating activities:
       Increase in assets and liabilities:
          Accounts receivable                                  (32,965)           -                      (32,965)
          GST receivable                                        (2,172)           -                       (2,172)
          Accounts payable                                      16,336            -                       16,336
          Accrued liabilities                                   33,201            -                       33,201
                                                           -----------    -----------     ----------------------
             Net cash from operating activities               (198,283)           -                     (198,283)
                                                           -----------    -----------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of office equipment                            (33,101)           -                      (33,101)
                                                           -----------    -----------     ----------------------
             Net cash from investing activities                (33,101)           -                      (33,101)
                                                           -----------    -----------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                       236,609            -                      236,609
                                                           -----------    -----------     ----------------------
             Net cash from financing activities                236,609            -                      236,609
                                                           -----------    -----------     ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (529)           -                         (529)
                                                           -----------    -----------     ----------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        4,696            -                        4,696
CASH AND CASH EQUIVALENTS, beginning of period                       -            -                            -
                                                           -----------    -----------     ----------------------

CASH AND CASH EQUIVALENTS, end of period                  $      4,696   $        -      $                 4,696
                                                           ===========    ===========     ======================


STRATABASE.COM

------------------------------------------------------------------------------
(a development stage company)
------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE 1   - NATURE OF OPERATIONS AND ORGANIZATION

         Stratabase.com (the Company) is a Nevada company specializing in the provision of online content, information, and services in specific topic areas, with an emphasis on relationship (name) development and corresponding database management. The Company operates from its headquarters in Abbotsford, British Columbia, Canada.

         For the period from inception (November 18, 1998) to December 31, 1999, the Company has been in the development stage. Substantially, all activity during this period was conducted in 1999 and has been devoted to the raising of equity capital and development of a long-term business plan. The Company has adopted December 31st as the closing date of its fiscal year.

NOTE 2   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Revenue recognition - Revenues are recognized as website related services, video production and encoding services, or direct e-mail marketing services are realized or realizable and when there are no further performance obligations and no right of refund exists.

         Software development costs - The Company capitalizes certain software development and implementation costs. Development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company does not develop software for sale to its customers.

         Office equipment - Office equipment is recorded at cost and depreciated over its useful life, which ranges from one to five years. Depreciation expense in the amount of $5,425 was recognized for the period from inception to December 31, 1999.

         Advertising - Advertising costs are expensed as incurred.

         Income taxes - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         Foreign exchange accounting - The Company's Canadian transactions are measured in local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity. All amounts included in the accompanying financial statements and footnotes are denominated in U.S. dollars unless otherwise indicated.

         Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period (5,404,801). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3   - SHAREHOLDER TRANSACTIONS

         For the period from inception (November 18, 1998) through December 31, 1999, the Company has been involved in raising equity capital. On November 18, 1998, the Company issued 4,643,772 shares of common stock at $.0025 per share to its founding group of shareholders. In January 1999, the Company's Board of Directors consented to the sale of 900,000 additional shares of common stock at $.0025 per share to New Horizons LLP, a New York venture capital firm.

NOTE 4   - INCOME TAXES

         As of December 31, 1999, the Company had available to offset future taxable income, net operating loss carryforwards of approximately $207,000. The carryforwards will expire in 2016 unless utilized in earlier years.

         Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. The net deferred tax benefits in the accompanying balance sheet include the following components:


            Deferred tax assets (liabilities):
               Net operating loss carryforward                   $       70,261
               Accumulated depreciation                                  (1,000)
               Accrual to cash adjustment                                 4,896
                                                                   -------------
                                                                         74,157
                                                                   -------------
            Valuation allowance                                         (74,157)
                                                                   -------------

            Net deferred tax asset                               $            -
                                                                   =============


         The  valuation  allowance  is  provided  since it is  uncertain  if the
         Company  will  be  able  to  utilize   existing  net   operating   loss
         carryfowards in future periods.

NOTE 5   - COMMITMENTS AND CONTINGENCIES

         Lease commitments - As of December 31, 1999, the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada.

         Future minimum lease payments associated with office space are as follows:

            YEARS ENDING DECEMBER 31,
            -------------------------------------
                  2000                                           $        8,563
                  2001                                                    1,185
                                                                   -------------

                                                                 $        9,748
                                                                   =============

         For the period ending December 31, 1999, rent expense, net of sublease income, was $10,242.

         Management fees - The Company has agreed to pay its President a management fee of $5,000 a month commencing February 1999. Compensation of $55,000 through December 31, 1999, has been recorded as management fees in the accompanying financial statements.

         Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company

         Year 2000 matter - Because of the unprecedented nature of the Year 2000 issue, its effects, if any, may not be identified until a future date. Management cannot assure that the Company has identified all Year 2000 issues, that the Company's remediation efforts have been successful in whole or in part, or that parties with whom the Company does business will not be significantly impacted by Year 2000 issues.

NOTE 6   - SUBSEQUENT EVENT

         On February 7, 2000, the Company closed offering for 800,000 investment units. Each unit had a public offering price of $.50, and consisted of one share of common stock and one each of Class A, B, and C purchase warrants. The warrants, Classes A, B, and C, may be exercised at $1, $3, and $5, respectively, at six-month, 12-month, and 18-month periods, respectively, commencing on the date of the prospectus (February 7, 2000). Total proceeds from the public offering of $400,000, were released to the Company by the escrow agent subsequent to the closing of the offering. Potential additional proceeds from the exercise of warrants, if any, could be as much as $7,200,000.


* Incorporated by reference to the Issuer's Registration Statement on Form SB-2 dated August 12, 1999