Form 10QSB
period 2000-03-31
STRATABASE COM
filed 2000-05-15
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                        Commission file number 333-85011



                                 STRATABASE.COM
             (Exact name of registrant as specified in its charter)

                Nevada                                88-0414964
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


          34314 Marshall Road, Suite 203, Abbotsford BC V2S 1L2 Canada
    (Address of principal executive offices)                    (Zip Code)

                                 (604) 504-5811
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 6,353,772 shares outstanding as of May 1, 2000.

Traditional Small Business Disclosure Format (elect one) [X] Yes  [_] No

                                 STRATABASE.COM
                                      INDEX



                                                                          Page

Part I.  Financial Information

  Item 1.Financial Statements:

         Balance Sheets
                    March 31, 2000 and December 31, 1999                    1

         Statements of Operations and Comprehensive Loss
                     For the three months ended March 31, 2000 and 1999     2

               Statements of Changes in Shareholders' Equity
                     For the period December 31, 1998 through March 31,     3
      2000

         Statements of Cash Flows
                     For the three months ended March 31, 2000 and 1999     4

         Notes to Financial Statements                                     5-7

  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-10


Part II.  Other Information

  Item 1.Legal Proceedings                                                 10

  Item 2.Changes in Securities                                             10

  Item 3.Defaults upon senior securities                                   10

  Item 4.Submission of matters to a vote of security holders               10

  Item 5.Other information                                                 10

  Item 6.Exhibits and reports on Form 8-K                                  10

Signatures                                                                 11

PART I
                              Financial Information

Item 1. Financial Statements

                                 STRATABASE.COM
                                 BALANCE SHEETS

                                                     ASSETS

                                                                             MARCH 31,           DECEMBER 31,
                                                                               2000                  1999
                                                                          ----------------     ------------------
                                                                            (unaudited)            (audited)
CURRENT ASSETS
     Cash                                                               $         458,736    $             4,696
     Accounts receivable                                                           20,251                 32,965
     Prepaid expenses                                                                 670                      -
     GST receivable                                                                 2,898                  2,172
                                                                          ----------------     ------------------
            Total current assets                                                  482,555                 39,833
                                                                          ----------------     ------------------

OFFICE EQUIPMENT, at cost
     Computer hardware                                                             32,804                 21,228
     Computer software                                                              2,634                  2,634
     Office equipment                                                               1,950                  1,950
     Office furniture                                                               2,077                  2,077
     Video production equipment                                                     5,212                  5,212
                                                                          ----------------     ------------------
                                                                                   44,677                 33,101
     Accumulated depreciation and amortization                                     (8,225)                (5,425)
                                                                          ----------------     ------------------
                                                                          ----------------     ------------------
                                                                                   36,452                 27,676
                                                                          ----------------     ------------------

OTHER ASSETS                                                                        6,585                      -

            Total assets                                                $         525,592    $            67,509
                                                                          ================     ==================

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $          57,521    $            16,336
     Accrued liabilities                                                           81,612                 33,201
                                                                          ----------------     ------------------
            Total current liabilities                                             139,133                 49,537
                                                                          ----------------     ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 25,000,000 shares authorized,
         6,353,772 and 5,543,772 shares issued and outstanding
         at March 31, 2000 and December 31, 1999, respectively                      6,354                  5,544
     Additional paid-in capital                                                   632,755                231,065
     Accumulated deficit                                                         (251,623)              (218,108)
     Accumulated comprehensive loss                                                (1,027)                  (529)
                                                                          ----------------     ------------------
            Total shareholders' equity                                            386,459                 17,972
                                                                          ----------------     ------------------

            Total liabilities and shareholders' equity                  $         525,592    $            67,509
                                                                          ================     ==================

                                 STRATABASE.COM
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               2000            1999
                                                            (unaudited)      (audited)

REVENUE                                                     $ 180,686        $    --

OPERATING EXPENSES
     Direct marketing                                          74,936             --
     Internet connectivity                                      3,619             --
     Web related services                                        --                667
     Commissions                                               46,679             --
     Wages and subcontracting costs                            26,551             --
                                                            ---------        ---------
            Total operating expenses                          151,785              667
                                                            ---------        ---------
            Operating income (loss)                            28,901             (667)
                                                            ---------        ---------

GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees                                           24,000           10,000
     Legal fees                                                12,801            6,215
     Accounting                                                 2,458             --
     Advertising                                                5,843              140
     Office                                                     5,741              463
     Rent                                                       9,980            1,196
     Repairs and maintenance                                    1,258             --
     Depreciation and amortization                              2,800             --
     Licenses and dues                                          2,469              305
     Travel                                                     1,158               25
     Telecommunications                                           935              442
     Insurance expense                                          2,138            1,517
     Other expenses                                             2,547              756

            Total general and administrative expenses          74,128           21,059
                                                            ---------        ---------
OTHER INCOME                                                   11,712             --
                                                            ---------        ---------

NET LOSS                                                      (33,515)         (21,726)
                                                            ---------        ---------
OTHER COMPREHENSIVE LOSS

     Foreign currency translation adjustments                    (498)            --
                                                            ---------        ---------

COMPREHENSIVE LOSS                                          $ (34,013)       $ (21,726)
                                                            =========        =========

BASIC AND DILUTED LOSS PER SHARE OF
     COMMON STOCK                                           $   (0.01)       $    --
                                                            =========        =========

                                 STRATABASE.COM
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                ACCUMULATED
                                                        ADDITIONAL                                OTHER                 TOTAL
                                COMMON STOCK             PAID-IN           ACCUMULATED        COMPREHENSIVE         SHAREHOLDERS'
                          --------------------------
                            SHARES        AMOUNT        CAPITAL             DEFICIT               LOSS                EQUITY
                          -------------  -----------  ---------------   ------------------  -------------------   ------------------

BALANCE,
     December 31, 1998
     (audited)                       - $          - $              -  $                 - $                  -  $                 -

Issuance of common
     stock at $.0025 per
     share (February 1999)   4,643,772        4,644            6,965                    -                    -               11,609

Issuance of common
     stock at $.25 per
     share (March 1999)        900,000          900          224,100                    -                    -              225,000

Net loss and comprehen-
     sive loss                       -            -                -             (218,108)                (529)            (218,637)
                          -------------  -----------  ---------------   ------------------  -------------------   ------------------

BALANCE,
     December 31, 1999
     (audited)               5,543,772        5,544          231,065             (218,108)                (529)              17,972

Issuance of common stock
     at $.25 per share
     (February 2000)            10,000           10            2,490                    -                    -                2,500

Issuance of common stock
     at $.50 per share
     (February 2000)           800,000          800          399,200                    -                    -              400,000

Net loss and comprehen-
     sive loss                       -            -                -              (33,515)                (498)             (34,013)
                          -------------  -----------  ---------------   ------------------  -------------------   ------------------

BALANCE,
     March 31, 2000
     (unaudited)             6,353,772 $      6,354 $        632,755 $           (251,623)$             (1,027)$            386,459
                          =============  ===========  ===============   ==================  ===================   ==================

                                 STRATABASE.COM
                            STATEMENTS OF CASH FLOWS


                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  2000           1999
                                                              ---------        ---------
                                                             (unaudited)       (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $ (33,515)       $ (21,726)
     Depreciation and amortization                                2,800             --
     Adjustments to reconcile net loss to net cash from
            operating activities:
         Increase in assets and liabilities:
            Accounts receivable                                  12,714             --
            Prepaids, deposits and other assets                    (750)            (572)
            GST receivable                                         (726)            (146)
            Accounts payable                                     43,685              436
            Accrued liabilities                                  48,411             --
                                                              ---------        ---------
                Net cash from operating activities               72,619          (22,008)
                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Maturus.com                                   (2,250)            --
     Acquisition of domain names                                 (4,255)
     Acquisition of computer and office equipment               (11,576)            (205)
                                                              ---------        ---------
                Net cash from investing activities              (18,081)            (205)
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                       400,000          236,609
                                                              ---------        ---------
                Net cash from financing activities              400,000          236,609
                                                              ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (498)            --
                                                              ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       454,040          214,396
CASH AND CASH EQUIVALENTS, beginning of period                    4,696             --
                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                      $ 458,736        $ 214,396
                                                              =========        =========

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(unaudited)


Note 1--Basis of Presentation

The accompanying unaudited and audited interim financial statements of Stratabase.com (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year financial statements to conform to current year financial statement presentation.

Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future period. Prior to January 1, 2000, the Company operated in the development stage.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 2--Material events

During the first quarter of 2000, the Company realized proceeds of $400,000 from its initial public offering of 800,000 units of Common Stock and Purchase Warrants. Such proceeds were released from escrow to the Company upon closing of the offering on February 7, 2000.


In order to increase the size of the Company's internal consumer profile database and also to develop our internal marketing infrastructure, on April 30, 2000 the Company purchased a permission-based database of 15,000 individual profiles, along with the domain names Utarget.com and Investfacts.com. The database consists of investors who have voluntarily provided their personal contact information and have requested marketing information be sent to them. In consideration for this database and the two domain names, the Company agreed to issue 300,000 shares of the Company's common stock to the owner of the database and domain names, Neil Davey.

On April 31, 2000, the Company adopted a Stock Incentive Plan, consisting of a share purchase plan and a share option plan. To date, no options have been granted.

Note 3--Summary of Significant Accounting Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition - Revenues are recognized when there are no further performance obligations and no right of refund exists.

Software development costs - The Company capitalizes certain software development and implementation costs. Development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company does not develop software for sale to its customers.

Office equipment - Office and computer equipment is recorded at cost and depreciated over its useful life, which ranges from one to five years.

Advertising - Advertising costs are expensed as incurred.

Income taxes - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign exchange accounting - The Company's Canadian transactions are measured in local currency and then translated into US dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the quarter. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity. All amounts included in the accompanying financial statements and footnotes are denominated in US dollars unless otherwise indicated.

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 4--Issuance of Securities

During the three months ended March 31, 2000 the Company issued 10,000 shares for legal services performed in the previous year and described in the Company's prospectus, and realized proceeds of $400,000 from its initial public offering of 800,000 units of Common Stock and Purchase Warrants. Such proceeds were released from escrow to the Company upon closing of the offering on February 7, 2000.

Note 5--Income Taxes

As of March 31, 2000 the Company had available to offset future taxable income, net operating loss carry-forwards of approximately $240,000. The carry-forwards will expire in 2016 unless utilized in earlier years.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. A valuation allowance has been provided for the net deferred tax benefit, since it is uncertain if the Company will be able to utilize existing net operating loss carry-forwards in future periods.


Note 6--Commitments and Contingencies

Lease commitments - As of March 31, 2000 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada. Future minimum lease payments associated with office space are $2,100 per month.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 through March 31, 2000 has been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. Currently, there are no claims or legal actions against the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements follow. For a more detailed listing of some of the risks and uncertainties facing the company, please see the Form SB-2 and Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

The Company offers online direct marketing services and customer relationship management solutions to clients seeking to market their goods and services via the Internet. The campaigns conducted for clients of the Company are primarily email based, although they generally include a web-based component. The Company helps its clients conduct large-scale email and internet-based communications with their existing customers and prospects. The Company also enables its clients to build new relationships with prospective customers. The Company provides email campaign development and management, targeting and personalization, media optimization, full tracking and reporting, and data hosting and management. The Company was incorporated in November 1998 and commenced operations in January 1999.

The Company manages its own internal database of consumer profile information, and also the databases of its clients. These databases consist of email addresses and profiling information, and in some cases more comprehensive data. These databases consist of individuals who have given the Company or its clients' permission to contact them with marketing messages. The Company has, as of March 31, 2000, over 350,000 email addresses in its databases.

Over the past year as the Company developed its internal infrastructure, the Company felt there was an opportunity to leverage its existing capabilities on behalf of other companies with similar infrastructure needs. As a result, the Company began providing Internet development and networking services to Maturus.com, Inc., a provider of internet-based information and resources for individuals in the over-50 age group. In January of 2000 the Company made an investment in Maturus.com as one of the founding shareholders, and in return received 900,000 shares of common stock in the company. The Company currently owns 20% of Maturus.com, Inc.

It is anticipated by management that the Company will provide operations and infrastructure services to other development-stage companies over the coming year, in which it may also make investments.

In order to increase the size of our internal consumer profile database and also to develop our internal marketing infrastructure, on April 30, 2000 the Company purchased a permission-based database of 15,000 individual profiles, along with the domain names Utarget.com and Investfacts.com. The database has particular value because it consists of investors who have voluntarily provided their personal contact information and have requested marketing information be sent to them. In consideration for this database and the two domain names, the Company agreed to issue 300,000 shares of the company's common stock to the owner of the database and domain names, Neil Davey.

The Company has adopted a Stock Incentive Plan, consisting of a share purchase plan and a share option plan. To date, no options have been granted.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2000 were $180,686. This represents the company's first period of meaningful revenues. This increase in revenues has been primarily attributable to the development of its internal sales force and the introduction of new products and services. Since this has been the first quarter in which the Company has realized revenues of any magnitude, it is too early to attach any predictive significance to them. Revenues of $174,076 were from online direct marketing campaigns for clients, where the fees consisted primarily of email distribution, list management, and campaign development fees. Revenues of $6,610 were from web development and networking services. These primarily came from one client, Maturus.com.


Cost of Sales

Cost of sales for the three months ended March 31, 2000 were $151,785, of which $74,936 of such expenses consisted of direct marketing expenses where the Company paid list vendors for access to their email lists, $46,679 of such expenses consisted of sales commissions; $3,619 of such expenses consisted of Internet connectivity costs relating to our fiber optic connection; and $26,551 of the cost of sales consisted of wages and contractor fees for our technical staff. These programmers and network administrators develop and maintain the infrastructure for the products and services the Company sells. Each of the foregoing costs are expected to increase as the Company grows and expands.


Expenses

Expenses  for the three  months  ended March 31, 2000 were  $74,128;  $24,000 of expenses consisted of management fees to our President and to our Vice President; and $12,801 of expenses consisted of legal fees related to trademarking and SEC filings.

Liquidity and Capital Resources

As of March 31, 2000 we had approximately $458,736 in cash and cash equivalents.

For the three months ended March 31, 2000 we realized proceeds of $400,000 from our initial public offering of Common Stock and Purchase Warrants. Such proceeds were released from escrow to the Company upon closing of the offering on February 7, 2000. However, the Company may need to raise additional capital in the future in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services.

The Company cannot be certain that any required additional financing will be available on terms favorable to it. If additional funds are raised by the issuance of its equity securities, such as through the exercise of the warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, the Company may be subject to certain limitations in its operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock.. If adequate funds are not available or not available on acceptable terms, the Company may be unable to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

To date, the Company shows negative cash flows. Losses from operations and negative cash flow are expected to continue for the foreseeable future. If revenues and spending levels are not adjusted accordingly, the Company may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, the Company may not sustain or increase such profitability on a quarterly or annual basis in the future.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     Management is not currently aware of any legal proceedings or claims against the Company.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of matters to a vote of Security Holders.

     None.

Item 5. Other information.

     None.

Item 6. Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27.1 Financial Data Schedule - page 12.

     (b)  Reports on Form 8-K. None.

      SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Trevor Newton        Chairman, President, Chief         Dated: May 12, 2000
------------------       Executive
  Trevor Newton          Officer, Secretary and Treasurer

                         (Principal  Executive Officer
                         and Principal Financial Officer)



/s/ Fred Coombes         Vice President of Corporate
----------------         Development            1            Dated: May 12, 2000
  Fred Coombes