Form 10QSB
period 1999-09-30
STRATABASE COM
filed 2000-05-22
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                       Commission file number 333-85011 .

                                 STRATABASE.COM
             (Exact name of registrant as specified in its charter)

              Nevada                             88-0414964
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 6,353,772 shares outstanding as of May 17, 2000.

Traditional Small Business Disclosure Format (elect one) [X] Yes  [_] No


--------------------------------------------------------------------------------

                                 STRATABASE.COM
                                      INDEX



                                                                            Page

Part I.  Financial Information

   Item 1.    Financial Statements:

              Balance Sheet
                September 30, 1999                                           1

              Statements of Operations and Comprehensive Loss

                For the three months ended September 30, 1999
                and from inception                                           2

              Statements of Changes in Shareholders' Equity

                For the period December 31, 1998 through
                September 30, 1999                                           3

              Statements of Cash Flows

                For the three months ended September 30, 1999
                and from inception                                           4

              Notes to Financial Statements                                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-9


Part II.  Other Information

   Item 1.    Legal Proceedings                                              9

   Item 2.    Changes in Securities                                          9

   Item 3.    Defaults upon senior securities                                9

   Item 4.    Submission of matters to a vote of security holders            9

   Item 5.    Other information                                              9

   Item 6.    Exhibits and reports on Form 8-K                               9

Signatures                                                                  10

PART I
                              Financial Information

Item 1. Financial Statements

                                 STRATABASE.COM
                                 BALANCE SHEETS


ASSETS



                                                                   SEPTEMBER 30,

                                                                        1999
                                                                     (unaudited)

CURRENT ASSETS
     Cash .......................................................     $  81,406
     Accounts receivable ........................................         1,687
     Prepaid expenses ...........................................         2,824
     GST receivable .............................................         2,578
                                                                      ---------
            Total current assets ................................        88,495
                                                                      ---------

OFFICE EQUIPMENT, at cost
     Computer hardware ..........................................        13,935
     Computer software ..........................................         2,634
     Office equipment ...........................................         1,291
     Office furniture ...........................................         2,077
     Video production equipment .................................         5,212
                                                                      ---------
                                                                         25,149
     Accumulated depreciation and amortization ..................        (3,480)
                                                                      ---------
                                                                         21,669

            Total assets ........................................     $ 110,164
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ...........................................     $   3,664
     Accrued liabilities ........................................        15,265
                                                                      ---------
            Total current liabilities ...........................        18,929
                                                                      ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 25,000,000 shares authorized,
         5,543,772 shares issued and outstanding
         at September 30, 1999 ..................................         5,544
                                                                      ---------
     Additional paid-in capital .................................       231,065
                                                                      ---------
     Accumulated deficit ........................................      (145,374)
                                                                      ---------
            Total shareholders' equity ..........................        91,235
                                                                      ---------

            Total liabilities and shareholders' equity ..........     $ 110,164
                                                                      =========

                                 STRATABASE.COM
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                 PERIOD FROM
                                                               3 MONTHS           INCEPTION
                                                                 ENDED         (NOVEMBER 18, 1998)
                                                          SEPTEMBER 30, 1999  TO SEPTEMBER 30, 1999
                                                              (unaudited)         (unaudited)

REVENUE .............................................          $   9,172           $  16,530

OPERATING EXPENSES
     Internet connectivity ..........................              3,481               5,370
     Video Production & Encoding ....................              2,622               4,946
     Community Site Development .....................             22,562              35,152
     Web related services ...........................                425               4,155
     Network Administration .........................              1,482               2,080
     Wages and subcontracting costs .................                930                 930
            Total operating expenses ................             31,503              52,634
            Operating income (loss) .................            (22,331)            (36,104)

GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees ................................             15,000              40,000
     Legal fees .....................................              1,238              11,814
     Accounting .....................................              5,196               8,871
     Advertising ....................................              2,345               2,345
     Office .........................................              5,190               8,395
     Rent ...........................................              5,380               7,670
     Depreciation and amortization ..................              1,740               3,480
     Consulting Fees ................................             11,456              11,456
     Licenses and dues ..............................              2,051               3,756
     Travel .........................................                244                 921
     Telecommunications .............................                629               1,373
     Insurance expense ..............................                130               1,647
     Organizational Costs ...........................               --                   695
     Program and Site Design ........................              4,508               5,865

     Other expenses .................................                424                 982
            Total general and administrative expenses             55,531             109,270

NET LOSS ............................................          $ (77,862)          $(145,374)

BASIC AND DILUTED LOSS PER SHARE OF
     COMMON STOCK ...................................          $   (0.01)          $   (0.03)


                                 STRATABASE.COM
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                       ADDITIONAL                               TOTAL
                                                        PAID-IN          ACCUMULATED         SHAREHOLDERS'
                                       AMOUNT           CAPITAL            DEFICIT             EQUITY
                                    ---------          ---------          ---------           ---------
BALANCE,
     December 31, 1998
     (unaudited) .........          $    --            $    --            $    --             $    --

Issuance of common
     stock at $.0025 per
     share (February 1999)              4,644              6,965               --                11,609

Issuance of common
     stock at $.25 per
     share (March 1999) ..                900            224,100               --               225,000

Net loss and comprehen-
     sive loss ...........               --                 --             (145,374)           (145,374)
                                    ---------          ---------          ---------           ---------

BALANCE,
     September 30, 1999
     (unaudited) .........              5,544            231,065           (145,374)             91,235
                                    =========          =========          =========           =========

                                 STRATABASE.COM
                            STATEMENTS OF CASH FLOWS

                                                                                         PERIOD FROM
                                                                     3 MONTHS             INCEPTION
                                                                      ENDED           (NOVEMBER 18, 1998)
                                                                SEPTEMBER 30, 1999   TO SEPTEMBER 30, 1999
                                                                    ---------              ---------
                                                                   (unaudited)            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .........................................             $ (77,862)             $(145,374)
     Depreciation and amortization ....................                 1,740                  3,480
     Adjustments to reconcile net loss to net cash from
            operating activities:
         Changes in assets and liabilities:
            Accounts receivable .......................                 5,492                 (1,687)
            Prepaids, deposits and other assets .......                (2,252)                (2,824)
            GST receivable ............................                  (947)                (2,578)
            Accounts payable ..........................                   695                  3,664
            Accrued liabilities .......................                11,437                 15,265
                                                                    ---------              ---------
                Net cash from operating activities ....               (61,697)              (130,054)
                                                                    ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of computer and office equipment .....                (9,307)               (25,149)
                                                                    ---------              ---------
                Net cash from investing activities ....                (9,307)               (25,149)
                                                                    ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock .............................                  --                  236,609
                                                                    ---------              ---------
                Net cash from financing activities ....                  --                  236,609
                                                                    ---------              ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...............               (71,004)                81,406
CASH AND CASH EQUIVALENTS, beginning of period ........               152,410                   --
                                                                    ---------              ---------

CASH AND CASH EQUIVALENTS, end of period ..............             $  81,406              $  81,406
                                                                    =========              =========

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(unaudited)


Note 1--Basis of Presentation

The accompanying unaudited interim financial statements of Stratabase.com (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

Operating results for the three month period ended September 1999 and from the date of inception are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any future period. The Company operates in the development stage.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's prospectus on Form SB-2 for the period ended June 30, 1999, the Company's Form 10-KSB for the year ended December 31, 1999 and the Form 10-QSB for the period ended March 31, 2000.

Note 2 - Nature Of Operations And Organization

Stratabase.com (the Company) is a Nevada company specializing in the provision of online content, information, and services in specific topic areas, with an emphasis on relationship (name) development and corresponding database management. The Company operates from its headquarters in Abbotsford, British Columbia, Canada.

For the period from inception (November 18, 1999) to September 30, 1999, the Company has been in the development stage. Substantially, all activity during this period has been devoted to the raising of equity capital and development of a long-term business plan. The Company has adopted December 31 as the closing of its fiscal year.

Note 3 - Summary Of Significant Accounting Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition - Revenues will be recognized as website related services, video production and encoding services, or direct e-mail marketing services are realized or realizable and when there are no further performance obligations and no right of refund exist.

Software development costs - The Company capitalizes certain software development and implementation costs. To date, such costs are not significant. Development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, generally not exceeding five years. The company does not develop software for sale to its customers.

Office equipment - Office equipment is recorded at cost and depreciated over its useful life, which ranges from three to five years. Depreciation expense in the amount of $3,480 was recognized for the period from inception to September 30, 1999.

Advertising - Advertising costs are expensed as incurred.

Income taxes - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign Exchange Accounting- The Company's Canadian transactions are measured in local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translations gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity. All amounts in the accompanying financial statement and footnotes are denominated in U.S. dollars unless otherwise indicated.

Earnings (loss) per share of common stock -basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders by the weighed average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the company.

Use of estimates - The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Securities Transactions

For the period from inception (November 18, 1998) through September 30, 1999, the company has been involved in raising equity capital. On November 18, 1998, the company approved the issuance of 4,643,772 shares of common stock at $.0025 per share to its founding group of shareholders. In January 1999, the Company's Board of Directors consented to the sale of 900,000 additional shares of common stock at $.25 per share to New Horizons LLP, a New York venture capital firm. New Horizons, is affiliated with one of the company's founders, Ms. Mary Martin, in that its general partner and a minority limited partner is Ms. Martin's husband, Joe MacDonald. New Horizons LLP is considered to be a related party.

Note 4--Commitments and Contingencies

Lease obligations - The Company leases its office space and certain equipment under operating lease agreements. The agreements provide for monthly office rents of $937 (Canadian dollars) for a term of one year and equipment rentals of $1,100 for a term of three years. For the period from inception to September 30, 1999, rent expense was $7,670.

Management fees - The Company has agreed to pay its President a salary of $5,000 a month commencing February 1999. Compensation of $40,000 through September 30, 1999, has been recorded as management fees in the accompanying financial statements, although an additional $10,000 is unpaid and has been recorded under accrued liabilities.

Distribution Agreement - The Company has entered into a Distribution Agreement to receive and transmit certain electronic information services and content among its customer base. The Agreement extends for a two-year period with provisions for additional two-year renewal periods. Under the terms of the Agreement, the Company is committed to paying fees of $750 in July 1999, $1,500 in August 1999, $2,250 in September 1999 and $3,000 each month thereafter for the entire term of the Agreement. Further, the Company will pay the Distributor a royalty equivalent to 25% of net advertising revenues it realizes from distribution of information and content under the Agreement.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, there are no current matters expected to have a material adverse effect on the financial condition of the Company

Year 2000 matter - Because of the unprecedented nature of the Year 2000 issue, its effects, if any, may not be identified until a future date. Management cannot assure that the Company has identified all Year 2000 issues, that the Company's remediation efforts have been successful in whole or in part, or that parties with whom the Company does business will not be significantly impacted by Year 2000 issues.

Note 5   - Subsequent Event

On November 18, 1999, the Company commenced an offering for 800,000 investment units. Each unit had a public offering price of $.50, and consisted of one share of common stock and one each of Class A, B, and C purchase warrants. The warrants, Classes A, B, and C, may be exercised at $1, $3, and $5, respectively, at six-month, 12-month, and 18-month periods, respectively, commencing on the date of the prospectus. For the three months ended March 31, 2000, the Company received proceeds of 400,000 from its initial offering.

For additional events subsequent to the quarter ended September 30, 1999, please see the Form 10-KSB and Form 10-QSB filed by the Company with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements follow. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form SB-2, Form 10-KSB and Form 10-QSB for the quarter ended March 31, 2000, filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are a development stage company incorporated on November 18, 1998, focusing on providing direct marketing information and online advertising for corporations seeking to market their goods and services through the internet. We are currently compiling a list from Internet users for whom we provide free services such as: Internet based news, newsletters and video. In return for the free services, we will attempt to obtain the consent of Internet users to receive corporate advertisements. Their personal information (including name and e-mail address) will become part of our user database. We recently engaged a leading distributor of news to provide some of the news content and began the creation of a free news web site for Internet users. Finally, we have begun development of our direct marketing web site from which advertisers will engage in on-line advertising.

For the period from inception (November 18, 1998), through the present, our activities related primarily to the recruitment of independent contractors and suppliers, and the establishment of our organizational and technical infrastructure. As our business develops, we expect revenues to come partly from sales of advertising and direct marketing opportunities on our websites and partly from the sale of Internet services to small businesses.

Results of Operations

Revenues

Revenues for the three months ended September 30, 2000 were $9,172. As the Company is still in its early development stages, it has been focusing its efforts on establishing relationships with contractors, recruiting employees, and establishing its technical infrastructure. The Company must establish more fully its operational infrastructure, its product line, and its internal sales force in order for its revenues to grow, if at all.


Expenses

Expenses for the three months ended September 30, 1999 were $87,034; $31,503 of expenses consisted of operating expenses; $55,531 consisted of general and administrative expenses including $11,455 in consulting fees to programmers and $15,000 in management fees to its President.

Liquidity and Capital Resources

From inception through September 30, 1999, we received $236,609 in net proceeds from an investor and our founders. As of September 30, 1999, we had approximately $81,406 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the upcoming offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the exercise of the proposed warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

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

Item 5.   Other information.

     None.

Item 6.   Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K. None.

(a)      SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                            STRATABASE.COM

             Date: May 17, 2000             By     /s/ Trevor Newton
                                                   -------------------------
                                                   Trevor Newton
                                                   Chairman, President,
                                                   Chief Executive Officer,
                                                   Secretary and Treasurer

             Date: May 17, 2000             By     /s/ Fred Coombes
                                                   -------------------------
                                                   Vice President of
                                                   Corporate Development




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                            Chairman, President, Chief       Dated: May 17, 2000
 -------------------        Executive
    Trevor Newton           Officer, Secretary and Treasurer
                            (Principal  Executive Officer and
                            Principal Financial Officer)



                            Vice President of Corporate      Dated: May 17, 2000
 -------------------        Development
    Fred Coombes