Form 10QSB
period 2000-06-30
STRATABASE COM
filed 2000-08-11
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                        Commission file number 333-85011

                                   STRATABASE.COM
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Nevada                                      88-0414964
-------------------------------               --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 34314 Marshall Road, Suite 203, Abbotsford BC                  V2S 1L2 Canada
      (Address of principal executive offices)                   (Zip Code)

                                    (604) 504-5811
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Common Stock, $.001 par value, 6,353,772 shares outstanding as of August 10, 2000.

Traditional Small Business Disclosure Format (elect one) [X] Yes  [_] No



--------------------------------------------------------------------------------

                                 STRATABASE.COM
                                      INDEX



                                                                            Page

Part I.  Financial Information


         Balance Sheets
                    June 30, 2000 and December 31, 1999                     1

         Statements of Operations and Comprehensive Loss
                     For the three and six month periods ended June 30,     2

               Statements of Changes in Shareholders' Equity
                     For the period December 31, 1998 through June 30,      3

         Statements of Cash Flows
                     For the six months ended June 30, 2000 and 1999        4

         Notes to Financial Statements                                     5-7

  Item 2.Management's Discussion and Analysis of Financial


Part II.  Other Information

  Item 1.Legal Proceedings                                                  9

  Item 2.Changes in Securities                                              9

  Item 3.Defaults upon senior securities                                    9

  Item 4.Submission of matters to a vote of security holders                9

  Item 5.Other information                                                  9

  Item 6.Exhibits and reports on Form 8-K                                   9

Signatures                                                                 10

 Exhibit 27.1 - Financial Data Schedule                                    11

PART I             Financial Information

Item 1. Financial Statements

                                 STRATABASE.COM
                                 BALANCE SHEETS

                                                     ASSETS
                                                                             JUNE 30,            DECEMBER 31,
                                                                               2000                  1999
                                                                          ----------------     ------------------
                                                                            (unaudited)            (audited)
CURRENT ASSETS
     Cash                                                               $         328,015    $             4,696
     Accounts receivable                                                           26,235                 32,965
     Prepaid expenses                                                               1,949                      -
     GST receivable                                                                     -                  2,172
                                                                          ----------------     ------------------
                                                                                               ------------------
            Total current assets                                                  356,199                 39,833
                                                                          ----------------     ------------------

OFFICE EQUIPMENT, at cost
     Computer hardware                                                             53,064                 21,228
     Computer software                                                              3,153                  2,634
     Office equipment                                                               2,589                  1,950
     Office furniture                                                               2,411                  2,077
     Video production equipment                                                     5,212                  5,212
                                                                          ----------------     ------------------
                                                                                   66,429                 33,101
     Accumulated depreciation and amortization                                    (11,025)                (5,425)
                                                                          ----------------     ------------------
                                                                          ----------------
                                                                                   55,404                 27,676
                                                                          ----------------     ------------------

OTHER ASSETS                                                                        7,145                      -

                                                                          ----------------     ------------------
            Total assets                                                $         418,748    $            67,509
                                                                          ================     ==================

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $          61,840    $            16,336
     Accrued liabilities                                                           34,793                 33,201
                                                                          ----------------
                                                                                               ------------------
            Total current liabilities                                              96,633                 49,537
                                                                          ----------------     ------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 25,000,000 shares authorized,
         6,353,772 & 5,543,772 shares issued and outstanding
         at June 30, 2000 and December 31, 1999, respectively                       6,354                  5,544
     Additional Paid in Capital                                                   632,755                231,065
     Accumulated deficit                                                         (316,033)              (218,108)
     Accumulated comprehensive income (loss)                                         (961)                  (529)
                                                                          ----------------     ------------------
                                                                                               ------------------
            Total shareholders' equity                                            322,115                 17,972
                                                                          ----------------     ------------------

            Total liabilities and shareholders' equity                  $         418,748    $            67,509
                                                                          ================     ==================

                                 STRATABASE.COM
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                         FOR THE 3 MONTHS ENDED             FOR THE 6 MONTHS ENDED
                                                   JUNE 30, 2000  JUNE 30, 1999      JUNE 30, 2000   JUNE 30, 1999
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------
                                                   (unaudited)      (unaudited)       (unaudited)      (audited)
REVENUE                                                $ 177,995          $ 6,709         $ 360,164          $ 6,709

OPERATING EXPENSES
     Direct marketing                                     70,253                -           145,189                -
     Internet connectivity                                 3,812            1,889             7,431            1,889
     Web related services                                      -            3,063                 -            3,730
     Video production & encoding                             250            2,324               250            2,324
     Network administration                                    -              598                 -              598
     Commissions                                          57,359                -           104,038                -
     Community site development                                -           12,590                 -           12,590
     Wages and subcontracting costs                       45,349                -            71,900                -
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------
            Total operating expenses                     177,023           20,464           328,808           21,131
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------
            Operating income (loss)                          972          (13,755)           31,356          (14,422)
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees                                      24,000           15,000            48,000           25,000
     Legal fees                                            5,449            4,361            18,250           10,576
     Accounting                                           16,496            3,675            18,954            3,675
     Advertising                                           1,090                -             6,933                -
     Office                                                2,968            2,742             8,709            3,205
     Rent                                                  6,012            1,094            15,992            2,290
     Computer related                                      3,712                -             4,970                -
     Depreciation & ammortization                          2,800            1,740             5,600            1,740
     Licenses and dues                                       776            1,400             3,245            1,705
     Travel                                                   43              652             1,201              677
     Telecommunications                                    4,462              302             5,397              744
     Insurance expense                                       (30)               -             2,108            1,517
     Other expenses                                        3,217            1,714             7,246            2,610
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------
            Total general and administrative expenses     70,995           32,680           146,606           53,739
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------

OTHER INCOME                                               5,613              649            17,325              649
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------

NET LOSS                                                 (64,410)         (45,786)          (97,925)         (67,512)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustments                 66                -              (432)               -
                                                  --------------------------------   --------------------------------
                                                  --------------------------------   --------------------------------

COMPREHENSIVE LOSS                                     $ (64,344)       $ (45,786)        $ (98,357)       $ (67,512)
                                                  ================================   ================================
                                                  ================================   ================================


BASIC AND DILUTED LOSS PER SHARE OF
        COMMON STOCK                                     $ (0.01)         $ (0.01)          $ (0.02)         $ (0.02)
                                                  ================================   ================================
                                                  ================================   ================================

                                 STRATABASE.COM
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                    ADDITIONAL                            OTHER               TOTAL
                               COMMON STOCK           PAID-IN        ACCUMULATED       COMPREHENSIVE      SHAREHOLDERS'
                          -----------------------
                            SHARES      AMOUNT        CAPITAL          DEFICIT             LOSS               EQUITY
                          -----------  ----------  --------------  ----------------  -----------------  -------------------
BALANCE,
     December 31, 1998
     (audited)                     - $         - $             - $               - $                - $                  -


Issuance of common stock
     at $.0025 per share
     (February 1999)       4,643,772       4,644           6,965                 -                  -               11,609

Issuance of common stock
     at $.25 per share
     (March 1999)            900,000         900         224,100                 -                  -              225,000

Net Loss and comprehen-
     sive loss                     -           -               -          (218,108)              (529)            (218,637)
                          -----------  ----------  --------------  ----------------  -----------------  -------------------

BALANCE,
     December 31, 1999
     (audited)             5,543,772       5,544         231,065          (218,108)              (529)              17,972

Issuance of common stock
     at $.25 per share
     (February 2000)          10,000          10           2,490                 -                  -                2,500

Issuance of common stock
     at $.50 per share
     (February 2000)         800,000         800         399,200                 -                  -              400,000

Net Loss and comprehen-
     sive loss                     -           -               -           (33,515)              (498)             (34,013)
                          -----------  ----------  --------------  ----------------  -----------------  -------------------

BALANCE,
      March 31, 2000
     (unaudited)           6,353,772       6,354         632,755          (251,623)            (1,027)             386,459

Net Loss and comprehen-
     sive income                   -           -               -           (64,410)                66              (64,344)
                          -----------  ----------  --------------  ----------------  -----------------  -------------------

BALANCE, June 30, 2000
     (unaudited)           6,353,772 $     6,354 $       632,755 $        (316,033)$             (961)$            322,115
                          ===========  ==========  ==============  ================  =================  ===================

                                 STRATABASE.COM
                            STATEMENTS OF CASH FLOWS

                                                                            FOR THE SIX
                                                                            MONTHS ENDED
                                                                         ------------------------------------
                                                                         ------------------------------------
                                                                         June 30, 2000       June 30, 1999
                                                                         --------------     -----------------
                                                                         --------------     -----------------
                                                                          (unaudited)          (audited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $       (97,925)   $          (67,512)
     Depreciation and amortization                                               5,600                 1,740
     Adjustments to reconcile net loss to net cash from
            operating activities:
         Change in assets and liabilities:
            Accounts receivable                                                  6,730                (7,179)
            Prepaids, deposits and other assets                                 (1,949)                 (572)
            GST receivable                                                       2,172                (1,631)
            Accounts payable                                                    45,504                 2,969
            Accrued liabilities                                                  1,592                     -
                                                                         --------------     -----------------
                                                                         --------------     -----------------
                Net cash from operating activities                             (38,276)              (72,185)
                                                                         --------------     -----------------
                                                                         --------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subidiary                                                    (2,250)                    -
     Acquisition of domain names                                                (4,895)                    -
     Acquisition of computer and office equipment                              (33,328)              (15,842)
                                                                         --------------     -----------------
                                                                         --------------     -----------------
                Net cash from investing activities                             (40,473)              (15,842)
                                                                         --------------     -----------------
                                                                         --------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholder loans                                                               -                 3,828
     Sale of common stock                                                      402,500               236,609
                                                                         --------------     -----------------
                                                                         --------------     -----------------
                Net cash from financing activities                             402,500               240,437
                                                                         --------------     -----------------
                                                                         --------------     -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (432)                    -
                                                                         --------------     -----------------
                                                                         --------------     -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      323,319               152,410
CASH AND CASH EQUIVALENTS, beginning of period                                   4,696                     -
                                                                         --------------     -----------------
                                                                         --------------     -----------------

CASH AND CASH EQUIVALENTS, end of period                               $       328,015    $          152,410
                                                                         ==============     =================

Notes to Financial Statements

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

Operating results for the three month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future period. Prior to January 1, 2000, the Company operated in the development stage.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note 2--Material events

The expiration date of the Company's Class A Warrants was extended to October 7, 2000. Class A Warrants are exercisable at $1.00 for one share of common stock.

On July 15, 2000, the Company allocated 1,250,000 non-qualified common stock option shares, with vesting provisions ranging from July 15, 2000 to November 15, 2003, at an exercise price of $0.50 to officers, directors and employees and consultants of the Company. The fair market value of the exercise price of these options was the market price at June 1, 2000. These options were granted pursuant to the Stratabase.com 2000 Stock Option Plan adopted by the board. The Plan covers a total of 1,750,000 shares, leaving 500,000 shares of common stock available for future awards and grant.

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



Office and computer equipment - Office and computer equipment is recorded at cost and depreciated over its useful life, which ranges from one to five years.

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

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average number of common shares outstanding for the 3-month periods ended June 30, 2000 and 1999 were 6,353,772 and 5,543,772, respectively. The weighted average number of common shares outstanding for the 6-month periods ended June 30, 2000 and 1999 were 6,218,772 and 4,420,310, respectively.

Stock options - The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia's stock at the date of each grant. Accordingly, no compensation costs have been recognized to date.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4--Issuance of Securities

There were no transactions to report involving the issuance of securities for the three months ended June 30, 2000. To date, proceeds from the public offering which was completed in February 2000 have been used for working capital, acquisition of office and computer equipment, and management fee payments.

Note 5--Income Taxes

As of June 30, 2000 the Company had available to offset future taxable income, net operating loss carryforwards of approximately $240,000. The carry-forwards will expire in 2016 unless utilized in earlier years.


Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. A valuation allowance has been provided for the net deferred tax benefit, since it is uncertain if the Company will be able to utilize existing net operating loss carryforwards in future periods.

Note 6--Commitments and Contingencies

Lease commitments - As of June 30, 2000 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada. Future minimum lease payments associated with office space are $2,100 per month.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 for the three-month period ending June 30, 2000 has been recorded as management fees in the accompanying financial statements.

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

Overview

The Company develops open-source Customer Relationship Management (CRM) software for its own use, that of its clients, and for general distribution. This represents a turning point in the Company's development. Previously, the Company's internally-developed proprietary CRM software was custom-software and not available to the public. It was meant to support the online direct marketing campaigns we carried out on behalf of our clients. However, as our internal programming and networking capabilities developed, we decided to release the source code of our software and focus our operations on open-source CRM software development.

The Company realizes there is substantial risk in developing open-source software because the revenue potential is as yet unproven. The revenue which the Company has realized thus far has been from the provision of online direct marketing services and CRM solutions to its clients, which are facilitated by our internally-developed CRM software. The Company intends to continue to offer online direct marketing services to its clients as that is its only substantial source of revenue.

The Company's  open-source CRM software is web-based  software designed to carry
out,  track,   report,  and  manage  large-scale  custom  email   communications
campaigns. The source code is open and freely distributed.

[The Company also offers online direct marketing services and customer relationship management solutions to clients seeking to market their goods and services via the Internet. The campaigns conducted for clients of the Company are primarily email based, although they generally include a web-based component. The Company helps its clients conduct large-scale email and internet-based communications with their existing customers and prospects. The Company also enables its clients to build new relationships with prospective customers. The Company provides email campaign development and management, targeting and personalization, media optimization, full tracking and reporting, and data hosting and management. ]

The Company was incorporated in November 1998 and commenced operations in January 1999.

Results of Operations

Revenues

Revenues for the three months ended June 30, 2000 were $177,995. This represents the company's second quarter of meaningful revenues. This increase in revenues has been primarily attributable to the efforts of our internal salespeople in the selling of our online direct marketing services. Since this is only the second quarter in which the Company has realized revenues of any magnitude, it is too early to attach any predictive significance to them. Revenues of $163,403 were from online direct marketing campaigns for clients, where the fees consisted primarily of email distribution, list management, and campaign development fees. Revenues of $8,821 were from web development and networking services, which were provided primarily to one client, which is 20% owned by the Company and 45% owned by affiliates of the Company.

Operating Expenses

Cost of sales for the three months ended June 30, 2000 were $177,023, of which $70,253 of such expenses consisted of direct marketing expenses where the Company purchased access to opt-in email lists; $57,359 of operating expenses consisted of sales commissions; $3,812 of such expenses consisted of Internet connectivity costs relating to our fiber optic connection; and $45,349 of the operating expenses consisted of wages and contractor fees for our technical staff. These programmers and network administrators develop and maintain the infrastructure for the products and services the Company sells. Each of the foregoing costs are expected to increase as the Company grows and expands.

General and Administrative Expenses

General and Administrative expenses for the three months ended June 30, 2000 were $70,995; $24,000 consisted of management fees to our President and to our Vice President; $16,496 consisted of accounting fees; and $5,449 consisted of legal fees.

Liquidity and Capital Resources

As of June 30, 2000 we had $328,015 in cash and cash equivalents.

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

Item 5.  Other information.           None.

Item 6.  Exhibits and reports on Form 8-K.

     (a)  Exhibits

          3.1  Articles of Incorporation*

          3.2  Amended Articles of Incorporation*

          11.1 Computation of per share earnings (loss) - page 6.

          27.1 Financial Data Schedule - page 11.

     (b)  Reports on Form 8-K. None.









*Incorporated by reference to the Issuer's Registration Statement on Form SB-2 dated August 12, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                    STRATABASE.COM

Date: August 10, 2000               By    /s/ Trevor Newton
                                          Trevor Newton
                                          Chairman, President, Chief Executive
                                          Officer, Secretary and Treasurer


Date: August 10, 2000               By    /s/ Fred Coombes
                                          Fred Coombes
                                          Vice President of Corporate
Development



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/ Trevor Newton    Chairman, President,    Dated: August 10, 2000
            -----------------
            Trevor Newton        Chief Executive Officer,
                                 Secretary and Treasurer


            /s/ Fred Coombes     Vice President of       Dated: August 10, 2000
            ----------------