Form 10QSB
period 2000-09-30
STRATABASE COM
filed 2000-11-14
CIK 1092197

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended September 30, 2000
                                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________


Commission file number ___333-85011______

                                 STRATABASE.COM
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                               88-0414964
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   34314 Marshall Road, Suite 203, Abbotsford               BC V2S 1L2 Canada
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                 (604) 504-5811
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Common Stock, $.001 par value, 6,653,772 shares outstanding as of November, 2000.

Traditional Small Business Disclosure Format (elect one) _X___ Yes  _____ No



--------------------------------------------------------------------------------

                                 STRATABASE.COM
                                      INDEX

                                                                                                             Page

Part I.  Financial Information

   Item 1.    Financial Statements:

              Balance Sheets
                     September 30, 2000 and December 31, 1999                                                   1

                Statements of Operations  and  Comprehensive  Loss For the three and nine month periods ended September 30,
                     2000 and 1999                                                                              2

                 Statements of Changes in Shareholders' Equity
                     For the period December 31, 1998 through September 30, 2000                                3

              Statements of Cash Flows
                     For the nine months ended September 30, 2000 and 1999                                      4

              Notes to Financial Statements                                                                    5-7

   Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                     7-9


Part II.  Other Information

   Item 1.    Legal Proceedings                                                                                 9

   Item 2.    Changes in Securities                                                                             9

   Item 3.    Defaults upon Senior Securities                                                                   9

   Item 4.    Submission of matters to a vote of Security Holders                                               9

   Item 5.    Other information                                                                                 9

   Item 6.    Exhibits and reports on Form 8-K                                                                  9

Signatures                                                                                                     10

 Exhibit 27.1 - Financial Data Schedule                                                                        11


PART I.  FINANCIAL INFORMATION


                                 STRATABASE.COM
                                 BALANCE SHEETS

                                                     ASSETS
                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                  2000                   1999
                                                                             -------------           ------------
                                                                              (unaudited)              (audited)

CURRENT ASSETS
     Cash                                                                    $     350,871         $        4,696
     Accounts receivable                                                            35,150                 32,965
     Prepaid expenses                                                                1,949                      -
     GST receivable                                                                      -                  2,172
                                                                             -------------         --------------
            Total current assets                                                   387,970                 39,833
                                                                             -------------         --------------

OFFICE AND COMPUTER EQUIPMENT, at cost
     Computer hardware                                                              63,817                 21,228
     Computer software                                                               5,129                  2,634
     Office equipment                                                                2,589                  1,950
     Office furniture                                                                2,411                  2,077
     Video production equipment                                                      5,212                  5,212
                                                                             -------------         --------------
            Total office and computer equipment, net                                79,158                 33,101
     Accumulated depreciation and amortization                                     (14,725)                (5,425)
                                                                             -------------         --------------
                                                                                    64,433                 27,676
                                                                             -------------         --------------
OTHER ASSETS                                                                       158,387                      -
                                                                             -------------         --------------

            Total assets                                                     $     610,790         $       67,509
                                                                             -------------         --------------
                                                                             -------------         --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                        $     164,533         $       16,336
     Accrued liabilities                                                            33,320                 33,201
                                                                             -------------         --------------
            Total current liabilities                                              197,853                 49,537
                                                                             -------------         --------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 25,000,000 shares authorized,
         6,653,772 and 5,543,772 shares issued and outstanding
         at September 30, 2000 and December 31, 1999, respectively                   6,654                  5,544
     Additional paid in capital                                                    782,455                231,065
     Accumulated deficit                                                          (375,108)              (218,108)
     Accumulated comprehensive loss                                                 (1,064)                  (529)
                                                                             -------------         --------------
            Total shareholders' equity                                             412,937                 17,972
                                                                             -------------         --------------

            Total liabilities and shareholders' equity                       $     610,790         $       67,509
                                                                             -------------         --------------
                                                                             -------------         --------------

                                 STRATABASE.COM
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                     FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                      2000         1999             2000            1999
                                                   -----------  -----------     ------------    -----------
                                                   (unaudited)  (unaudited)     (unaudited)     (unaudited)
REVENUE                                              $ 282,939      $ 9,172        $ 645,231     $ 16,530

OPERATING EXPENSES
     Commissions                                       102,110            -          206,148            -
     Direct marketing                                   73,892            -          219,080            -
     Wages and subcontracting costs                     68,499          930          140,277          930
     Internet connectivity                               3,895        3,481           11,326        5,370
     Web related services                                    -          425                -        4,155
     Video production and encoding                           -        2,622              250        4,946
     Network administration                                  -        1,482                -        2,080
     Community site development                              -       22,562                -       35,153
                                                   -----------  -----------     ------------    -----------
            Total operating expenses                   248,396       31,502          577,081       52,634
                                                   -----------  -----------     ------------    -----------
            Operating income (loss)                     34,543      (22,330)          68,150      (36,104)
                                                   -----------  -----------     ------------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees                                    24,000       15,000           72,000       40,000
     Legal fees                                         29,347        1,238           47,597       11,814
     Office                                             14,853        5,190           28,565        8,395
     Accounting                                          3,792        5,196           22,746        8,871
     Rent                                                6,229        5,380           22,221        7,670
     Other expenses                                      6,818       16,388           16,675       18,998
     Depreciation and amortization                       3,700        1,740            9,300        3,480
     Telecommunications                                  2,918          629            8,316        1,373
     Computer related                                    2,597            -            7,567            -
     Insurance expense                                       -          130            2,108        1,647
     Advertising                                           598        2,345            1,291        2,345
     Travel                                                 59          244            1,260          921
     Licenses and dues                                     415        2,051              941        3,756
     Bad debts                                             844            -              844            -
                                                   -----------  -----------     ------------    -----------
            Total general and
                administrative expenses                 96,170       55,531          241,431      109,270
                                                   -----------  -----------     ------------    -----------
OTHER INCOME                                             2,552            -           16,281            -
                                                   -----------  -----------     ------------    -----------

NET LOSS                                               (59,075)     (77,861)        (157,000)    (145,374)

OTHER COMPREHENSIVE LOSS
     Foreign currency translation adjustments             (103)           -             (535)           -

COMPREHENSIVE LOSS                                   $ (59,178)   $ (77,861)      $ (157,535)  $ (145,374)
                                                   -----------  -----------     ------------    -----------
                                                   -----------  -----------     ------------    -----------


BASIC AND DILUTED LOSS PER SHARE OF
        COMMON STOCK                                   $ (0.01)     $ (0.01)         $ (0.03)     $ (0.03)
                                                   -----------  -----------     ------------    -----------
                                                   -----------  -----------     ------------    -----------

                                 STRATABASE.COM
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                                        ADDITIONAL                            OTHER               TOTAL
                                  COMMON STOCK           PAID-IN        ACCUMULATED       COMPREHENSIVE       SHAREHOLDERS'
                               SHARES       AMOUNT       CAPITAL          DEFICIT              LOSS              EQUITY
                             ----------  -----------  --------------  ---------------  ------------------    ----------------
BALANCE,
     December 31, 1998
     (audited)                        -  $         -   $          -   $             -  $                -    $              -

Issuance of common stock
     at $.0025 per share
     (February 1999)          4,643,772        4,644          6,965                 -                   -              11,609

Issuance of common stock
     at $.25 per share
     (March 1999)               900,000          900        224,100                 -                   -             225,000

Net Loss and comprehen-
     sive loss                        -            -              -          (218,108)               (529)           (218,637)
                             ----------  -----------  --------------  ---------------  ------------------    ----------------

BALANCE,
     December 31, 1999
     (audited)                5,543,772        5,544        231,065          (218,108)               (529)             17,972

Issuance of common stock
     at $.25 per share
     (February 2000)             10,000           10          2,490                 -                   -               2,500

Issuance of common stock
     at $.50 per share
     (February 2000)            800,000          800        399,200                 -                   -             400,000

Issuance of common stock at
     $.50 per share for domain
     names and database
     (September 2000)           300,000          300        149,700                 -                   -             150,000

Net Loss and comprehen-
     sive loss                        -            -              -          (157,000)               (535)           (157,535)
                             ----------  -----------  --------------  ---------------  ------------------    ----------------

BALANCE,
     September 30, 2000
     (unaudited)              6,653,772  $     6,654  $     782,455   $      (375,108)  $          (1,064)   $        412,937
                             ----------  -----------  --------------  ---------------  ------------------    ----------------
                             ----------  -----------  --------------  ---------------  ------------------    ----------------

                                 STRATABASE.COM
                            STATEMENTS OF CASH FLOWS

                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                              2000                   1999
                                                                           (unaudited)           (unaudited)
                                                                          ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $      (157,000)     $        (145,374)
     Depreciation and amortization                                                  9,300                  3,480
     Adjustments to reconcile net loss to net cash from
            operating activities:
        Change in assets and liabilities:
            Accounts receivable                                                    (2,185)                (1,687)
            Prepaids, deposits and other assets                                    (1,949)                (2,824)
            GST receivable                                                          2,172                 (2,578)
            Accounts payable                                                      148,197                  3,664
            Accrued liabilities                                                       119                 15,265
                                                                          ---------------      -----------------
               Net cash from operating activities                                  (1,346)              (130,054)
                                                                          ---------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Maturus.com, Inc.                                               (2,250)                     -
     Acquisition of domain names                                                   (6,137)                     -
     Acquisition of office and computer equipment                                 (46,057)               (25,149)
                                                                          ---------------      -----------------
               Net cash from investing activities                                 (54,444)               (25,149)
                                                                          ---------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                           402,500                236,609
                                                                          ---------------      -----------------
               Net cash from financing activities                                 402,500                236,609
                                                                          ---------------      -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (535)                     -
                                                                          ---------------      -----------------
NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                          346,175                 81,406
CASH AND CASH EQUIVALENTS, beginning of period                                      4,696                      -
                                                                          ---------------      -----------------

CASH AND CASH EQUIVALENTS, end of period                                  $       350,871      $          81,406
                                                                          ---------------      -----------------
                                                                          ---------------      -----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING TRANSACTION

     Issuance of shares for acquisition of domain names
        and database                                                      $       150,000      $               -
                                                                          ---------------      -----------------
                                                                          ---------------      -----------------


                                 STRATABASE.COM
                          NOTES TO FINANCIAL STATEMENTS

Note 1--Basis of Presentation

The accompanying financial statements of Stratabase.com (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. The balance sheets, statements of operations, changes in shareholders' equity, and cash flows for the periods ended September 30, 2000, have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

Operating results for the three month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future period. Prior to January 1, 2000, the Company operated in the development stage.

Note 2--Material events

On August 31, 2000, a letter was issued to holders of Stratabase.com Class A Warrants and Class B Warrants advising them that the expiration date of the A Warrants would be extended to January 7, 2001, and the expiration date of the B Warrants would be extended to February 7, 2001. Class A Warrants are exercisable at $1.00 for one share of common stock and Class B Warrants are exercisable at $3.00 for one share of common stock.

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

Office and computer equipment - Office and computer equipment are recorded at cost and depreciated over their useful life, which ranges from one to five years. Advertising - Advertising costs are expensed as incurred.

Income taxes - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign exchange accounting - The Company's Canadian transactions are measured in local currency and then translated into US dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the period. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity. All amounts included in the accompanying financial statements and footnotes are denominated in US dollars unless otherwise indicated.

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average number of common shares outstanding for the 3-month periods ended September 30, 2000 and 1999 were 6,453,772 and 5,543,772, respectively. The weighted average number of common shares outstanding for the 9-month periods ended September 30, 2000 and 1999 were 6,297,105 and 4,794,797, respectively.

Stock options - The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Accordingly, no compensation costs have been recognized to date.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4--Issuance of Securities

In order to increase the size of the Company's internal consumer profile database and also to develop our internal marketing infrastructure, the Company purchased a permission-based database of 15,000 individual profiles, along with the domain names Utarget.com and Investfacts.com. The database consists of investors who have voluntarily provided their personal contact information and have requested marketing information be sent to them. In consideration for this database and the two domain names, the Company agreed to issue 300,000 shares of the Company's common stock to the owner of the database and domain names, Neil Davey. On September 29, 2000, the transaction was completed and 300,000 shares of the Company's common stock were issued. The database and domain names are reflected in the balance sheet under the caption "OTHER ASSETS" and will be amortized over two to three years, the expected life of the domain names and database.

Note 5--Income Taxes

As of September 30, 2000 the Company had available to offset future taxable income, net operating loss carryforwards of approximately $400,000. The carry-forwards will expire in 2016 unless utilized in earlier years.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. A valuation allowance has been provided for the net deferred tax benefit, since it is uncertain if the Company will be able to utilize existing net operating loss carryforwards in future periods.

Note 6--Commitments and Contingencies

Lease commitments - As of September 30, 2000 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada. Future minimum lease payments associated with office space are $2,100 per month.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 for the three month period and $72,000 for the nine month period ending September 30, 2000, respectively, have been recorded as management fees in the accompanying financial statements.

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

Overview

The Company develops open-source Customer Relationship Management (CRM) software for its own use, that of its clients, and for general distribution. The Company's open-source CRM software is web-based software designed to carry out, track, report, and manage large-scale web-based custom communications programs, and to manage relationships. The source code is open and licensed under the GNU General Public License, and is freely distributed.

The Company realizes there is substantial risk in developing open-source software because the revenue potential is as yet unproven. The revenue which the Company has realized thus far has been from the provision of online services and CRM solutions to its clients, which are facilitated by our internally-developed CRM software. The Company intends to continue to offer additional services to its clients as that is its only substantial source of revenue.

The Company was incorporated in November 1998 and commenced operations in January 1999.

Results of Operations

Revenues

Revenues were $282,939 and $645,231 for the three month and nine month periods ended September 30, 2000. This represents the company's third quarter of meaningful revenues. This increase in revenues has been primarily attributable to the efforts of our internal salespeople in the selling of our online communications services. Since this is only the third quarter in which the Company has realized revenues of any magnitude, it is too early to attach any predictive significance to them.

Operating Expenses

Operating expenses were $248,396 and $577,081 for the three month and nine month periods ended September 30, 2000. Of such expenses for the three month and nine month periods ended September 30, 2000, $73,892 and $219,080 consisted of direct marketing expenses where the Company purchased access to opt-in email lists; $102,110 and $206,148 consisted of sales commissions; $3,895 and $11,326 consisted of Internet connectivity costs relating to our fiber optic connection; and $68,499 and $140,277 consisted of wages and contractor fees for our technical staff. These programmers and network administrators develop and maintain the infrastructure for the products and services the Company sells. Each of the foregoing costs are expected to increase as the Company grows and expands.

General and Administrative Expenses

General and Administrative expenses were $96,170 and $241,431 for the three month and nine month periods ended September 30, 2000. Of such expenses for the three and nine month periods ended September 30, 2000, $24,000 and $72,000 consisted of management fees to our President and to our Vice President; $3,792 and $22,746 consisted of accounting fees; and $29,347 and $47,597 consisted of legal fees related to securities filings.

Liquidity and Capital Resources

As of September 30, 2000 we had $350,871 in cash and cash equivalents.

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

ITEM 2.   CHANGES IN SECURITIES.

On August 31, 2000, a letter was issued to holders of Stratabase.com Class A Warrants and Class B Warrants advising them that the expiration date of the A Warrants would be extended to January 7, 2001, and the expiration date of the B Warrants would be extended to February 7, 2001. Class A Warrants are exercisable at $1.00 for one share of common stock and Class B Warrants are exercisable at $3.00 for one share of common stock. Existing shareholders may be diluted upon the exercise of any class of warrants.

On September 29, 2000, the Company issued 300,000 shares of its common stock to complete the acquisition of domain names and permission-based database of 15,000 individual profiles. The transaction was recorded as an increase in shareholders' equity of $150,000 and a corresponding increase to other assets.

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


                                                         STRATABASE.COM


Date:     November 13, 2000                      By  /s/ Trevor Newton
                                                    ---------------------------
                                                    Trevor Newton
                                                    Chairman, President, Chief
                                                      Executive Officer,
                                                      Secretary and Treasurer





Date:     November 13, 2000                      By  /s/ Fred Coombes
                                                    ---------------------------
                                                     Fred Coombes
                                                     Vice President of Corporate
                                                       Development