Form 10KSB
period 2000-12-31
STRATABASE COM
filed 2001-03-29
CIK 1092197

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Year Ended December 31, 2000         Commission File Number:  333-85011

                                 STRATABASE.COM
                 (Name of small business issuer in its charter)

             Nevada                                 88-0414964
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       34595 3rd Ave., Suite 101
        Abbotsford, BC, Canada                         V2S.8B7
(Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code: (604) 504-5811

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]      No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $1,313,579.

     Based on the closing sales price of the Common Stock on March 26, 2001, the aggregate market value of the voting stock of registrant held by non-affiliates was $2,382,186.

     The registrant has one class of Common Stock with 6,668,372 shares outstanding as of March 26, 2001.

                    Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]   No [X].

                                 STRATABASE.COM
                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I            ..........................................................................................1
     Item 1.      Description of Business...................................................................1
     Item 2.      Description of Property...................................................................5
     Item 3.      Legal Proceedings.........................................................................6
     Item 4.      Submission of Matters to a Vote of Security Holders.......................................6

PART II           ..........................................................................................6
     Item 5.      Market for Common Equity and Related Stockholder Matters .................................6
     Item 6.      Management's Discussion and Analysis or Plan of Operation.................................6
     Item 7.      Financial Statements......................................................................8
     Item 8.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure......................................................................8

PART III          ..........................................................................................9
     Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act....................................................9
     Item 10.     Executive Compensation...................................................................10
     Item 11.     Security Ownership of Certain Beneficial Owners and Management...........................11
     Item 12.     Certain Relationships and Related Transactions...........................................12
     Item 13.     Exhibits and Reports on Form 8-K.........................................................13


                                     PART I

Item 1.  Description of Business

Stratabase.com develops open-source Customer Relationship Management (CRM) software for our clients and for general distribution, and also sells hardware solutions to enterprises. "Open source" refers to software whose source code is open and freely distributed.

Our revenue has been from CRM services to our clients and the provision of hardware solutions.

Our open-source CRM software is designed to allow enterprises to conduct relationship management through the use of our sales force automation and email-marketing automation software modules. These solutions allow enterprises to manage sales relationships and contacts, automate forecasting and the sales opportunity pipeline, conduct mass-customized communications, and track and manage large-scale custom email campaigns. The source code is open and freely distributed, and available over the Internet to anyone who wants to download it.

Our hardware solutions have been expanded through our relationships with the following companies with whom we have authorizations: Intel, Western Digital, Maxtor, Microsoft, Viewsonic, Adaptec, 3COM, AMD, Cisco, Acer, Corel, and Hewlett-Packard.

The technology on which our software is built is also open-source. The source code itself is written in open-source programming languages. It is designed for use over the Internet, and is accessible through a standard web browser.

Stratabase.com was incorporated under the laws of the State of Nevada on November 18, 1998 and commenced operations in January 1999. For the period from inception to December 31, 1999, we operated in the development stage. Substantially all activity during this period through 1999 was devoted to the raising of equity capital and development of a long-term business plan. Business activity commenced following the completion of our initial fund raising in February 2000. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

Overview of the CRM Industry

The Internet has allowed businesses and their customers to interact via email and the web. This has led to increased demand by businesses for software which can help them conduct communications with customers and prospects. These software solutions are known as Customer Relationship Management applications.

Some Customer Relationship Management (CRM) software is designed for sales force automation. Other CRM software is designed for customer support. Still other CRM software is designed to improve the efficiency of marketing communications. As the Internet has grown, businesses need CRM software to support customer interactions that are carried out over email and the web.

As a result, large vendors of CRM software such as Siebel Systems have attempted to add Internet functionality to their existing product lines. Simultaneously, dozens of new companies have emerged which have created new CRM software solutions with more support for Internet based communications. The competition amongst CRM software developers has increased as the number of CRM vendors has grown to over 300.

It is our perception that there is an opportunity for open-source CRM software applications. We believe that there is a growing demand amongst enterprises for open-source CRM software, which will enable them to conduct sales force automation and email-marketing automation via the web, tying into large databases of customer and prospect data.

CRM and Open Source Software

Although some CRM software companies are new, and others are older and more established, the one attribute nearly all CRM vendors share is that the software they produce is proprietary. The term `proprietary software' refers to software whose source code is not available to the public, and is considered the private intellectual property of the company who produced it. Source code is the language used by the developers in making the software. Under the proprietary model of software development, a software company generally sells to the user only the object or binary code. Binary code consists of the 1's and 0's that only the computer understands.

However in recent years a new methodology for software development has emerged in which the source code of the software is made open and freely distributable, available for users and the general public to download, alter, and redistribute with virtually no restrictions. This type of software is commonly known as open source software. Under the open source development model, the software development company provides the source code to the user.

Much of the software on which the Internet infrastructure has been built is open source, from domain name server software to web server software to email router software. Open source software is particularly well-suited to the Internet. For example, in the case of open source web applications with access to the source code, system administrators and developers can collaborate to debug, fix and optimally configure their software on a real-time basis. This enables them to improve performance across the Internet, minimizing downtime that is common with proprietary software. Linux, Apache, Sendmail, and PHP are examples of widely used open source software.

The Internet has led in part to the proliferation and success of these open source software programs and applications, because it has enabled multiple groups of developers to collaborate on specific projects from remote locations around the globe. The Internet has changed the way that software can be developed and distributed. Developers can write code alone or in groups, make their code available over the Internet, give and receive comments on other developers' code and modify it accordingly. The Internet has also provided an avenue not only for inexpensive and speedy delivery of code, but also for support and other online services.

The Internet has also allowed for accelerated development of open source software, and has increased the scale and efficiency of open source development through the availability of collaborative technologies such as email lists, news groups and websites. These technologies have enabled increasingly large communities of independent developers to collaborate on more complex open source projects.

We believe open source software offers many potential benefits for software businesses, customers, and users. Customers and users are able to acquire the software at little or no cost, install the software on as many computers as they wish, and customize the software to suit their particular needs. In addition, customers and users can obtain software updates, improvements and support from multiple distributors, reducing reliance on any single supplier. Software businesses are able to leverage the community of open source developers, allowing them to reduce development costs and decrease the time to market for new versions of the software. Software businesses are also able to distribute their software freely over the Internet, enabling them to create large global user bases quickly. Open source software businesses also have an opportunity to derive value from their unique knowledge of the software they have created, by providing software-related services to customers.

The Stratabase Solution

We believe that we have created a business opportunity by providing high-quality, open source CRM software to companies for free, and deriving revenue from the provision of services and hardware related to it.

It is our intention to continue to develop superior web-based CRM software solutions which are open source, and leverage these by providing CRM-related services and hardware to our customers. To date, we have derived virtually all our revenue using this business model.

Superior Open Source CRM Software

We engineer what we believe to be advanced web-based CRM software that is open source, focused on the provision of sales force automation and email marketing automation. Our software engineers are highly involved in the open source software community. This involvement enables us to remain abreast of technical advances, plans for development of new features and timing of releases, as well as other information related to open source software development. As a participant in these processes, we are able to react quickly to new issues and to contribute to the future direction of CRM software.

The CRM software we have developed is:

- flexible and scalable--capable of managing and conducting communications with millions of customers and prospects;
-    functional--able to handle multiple users;
- adaptable--allowing the user to modify the software to meet particular needs and requirements; and
- reliable--constantly monitored and fine-tuned by the community of developers.

In addition to offering technically advanced software, we provide users of the CRM software we have developed with extensive written documentation and limited installation support. Our technical team has prepared manuals and other documentation that accurately and clearly describes the many features of this software and advises the user on how best to implement these features. In addition, we make the software available to users via free download from the Internet.

Professional Services

We offer a limited range of services relating to the development and use of the open source CRM software we have created. While these services include technical support, custom development, and consulting, the primary source of our revenue has been in the provision of web-based CRM services for our clients.

Hardware Solutions

We also provide hardware enterprise-solutions to our customers. We are currently the authorized resellerswith the following companies: Intel, Western Digital, Maxtor, Microsoft, Viewsonic, Adaptec, 3COM, AMD, Cisco, Acer, Corel, and Hewlett-Packard. This has allowed us to expand our sales infrastructure and product availability to our customers. Our in-house knowledge of enterprise-class hardware needs and configurations has allowed us to deliver valuable technical solutions to our customers.

Strategy

Our objective is to enhance our position as a leading worldwide developer and provider of advanced, open-source CRM software and services and related hardware, both via traditional channels and the Internet. The key elements of our strategy are:

            Expand Hardware and CRM-Related Service Capabilities

We believe that we must expand our hardware offerings and CRM-related services capabilities to address the market need for effective CRM services and enterprise-class hardware solutions. We believe that as our user base grows, our systems integrators will look to us to help them deliver comprehensive CRM strategies to their clients and enterprise-class hardware solutions. We believe that by increasing our capacity to offer these products and services, we will be able to significantly increase our revenue and establish ourselves as a premier open-source CRM software and hardware provider.

       Continue to Invest in the Development of Open-Source CRM Software

We intend to continue to invest significant resources in the development of open-source CRM software, capitalizing on our extensive experience working within the open-source model. We expect this continued investment to take the form of increased expenditures on internal development efforts. We expect that, through these efforts, we will foster the advancement of open-source CRM software, thereby allowing us to provide more effective CRM-related solutions to our partners and clients.

Competition

In the broader market for proprietary CRM software, there are a large number of well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities than we do. These competitors include Siebel Systems, SAP, Oracle, Pivotal and Onyx and even Peoplesoft and Nortel, now that they have acquired leading CRM vendors.

In the newer and rapidly evolving open source CRM software arena, we are aware of no public companies that are dedicated to open-source CRM software development other than ourselves. There are 2 private groups that we are aware of, Anteil Inc., and the OpenSourceCRM project.

Many of our competitors are well positioned vendors who have established and stable customer bases and continue to attract new customers. Some of them also provide CRM-related services to users of CRM software. Most of these companies are larger and more experienced organizations than we are. In addition, we face potential competition from many companies with larger customer bases, greater financial resources and stronger name recognition than we have.

The open source CRM software market is not characterized by the traditional barriers to entry that are found in most other markets, due to the freely available and re-distributable nature of the software source code. For example, anyone can copy, modify and redistribute the CRM software we have developed. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We believe that the major factors affecting the competitive landscape for our software and related services include:

- name and reputation of software and service provider;
- product performance and functionality;
- strength of relationships in the open source community;
- availability of user applications;
- ease of use;
- networking capability;
- breadth of hardware compatibility;
- quality of related services;
- distribution strength; and
- alliances with industry partners.

Although we believe that we compete favorably with many of our competitors in a number of respects, including product performance and functionality, we believe that many of our competitors enjoy greater name recognition, have software which covers far more aspects of Customer Relationship Management than our software does, have superior distribution capabilities and offer more extensive support services than we currently do. In addition, there are significantly more applications available for competing CRM software solutions, than there are for ours. An integral part of our strategy in the near future, however, is to address these shortcomings by, among other things, strengthening our existing business relationships and entering into new ones in an effort to enhance our name recognition; expanding our network of contributing developers; developing partnerships with other open source enterprise software developers and developers of PHP (the computer language used to write our software); adding more programmers internally to improve the software more rapidly; providing more CRM-related services to our clients that have high associated margins; and, enhancing the software's functionality.

Intellectual Property

The CRM software we have developed has been made available for licensing under the GNU General Public License (GPL), pursuant to which anyone, generally, may copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work is made available to the public under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the GPL and the open source nature of our software, the intellectual property contained within the software does not belong to us, nor to anyone else. That is the nature of open source software. However, we do enter into confidentiality and nondisclosure agreements with our employees and consultants.

We are pursuing registration of some of our trademarks in the U.S. However we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. Although we have begun the registration process of our trademarks in the U.S., it is not yet complete. Additionally, we do not have any assurances that the trademark applications will be successful. Failure to adequately protect our trademark rights could harm or even destroy the Stratabase.com brand and impair our ability to compete effectively. Furthermore, defending or enforcing ourtrademark rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, operating results and financial condition.

Although we do not believe that our business infringes on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual rights. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition.

Employees

As of February 28, 2001, we had 15 employees, including our two officers, Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO, and Mr. Fred Coombes, Vice President of Corporate Development and a Director. Of these 15 employees, 3 are full time sales people, and 8 are full time technical people. Mr. Newton supervises all aspects of the company including sales and technical development. It is anticipated that we will need to add additional managerial, sales, technical and administrative staff in the future in order to realize our business objectives.

Our equipment and primary agreements

We lease a Bandwidth/Connectivity (fiber optic line) from BCTel/Telus. It is the subject of a three-year agreement which commenced on February 1, 2001, and calls for a monthly fee of $1,000.

Additionally, we pay an annual premium of approximately $1,500 for a one year term comprehensive general liability insurance policy with the following coverages: (i) general liability - $1,400,000; (ii) database - $150,000; (iii) hardware - $125,000; and, (iv) Flood/Earthquake - $185,000. (Figures are converted from Canadian dollars).

Item 2.  Description of Property

We do not own any real property. Our offices are approximately 2,000 square feet located at 34595 3rd Avenue, #101, Abbotsford, B.C., V2S.8B7, Canada. The office is leased for a two-year lease commencing on February 1, 2001. The monthly rent is approximately $1,500. We believe that the facilities will be adequate for the foreseeable future. All costs described in this section are stated in U.S. dollars as converted from Canadian dollars. Accordingly, the costs may vary to some degree with the currency exchange rate. As of December 31, 2000, we had leased space under one-year lease agreements in Abbotsford and Vancouver, British Columbia, Canada, for which our rent expense was approximately $27,680.

Item 3.  Legal Proceedings

We are not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against us. We know of no material legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

In July 2000, our common stock began trading on the Over the Counter Bulletin Board under the symbol "SBSF". Prior to that, there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2000:

Calendar Year                         High Bid           Low Bid
-------------                         --------           -------
2000:
----
First quarter                              N/A               N/A
Second quarter                             N/A               N/A
Third quarter                            $3.00            $1.375
Fourth quarter                          $1.875             $0.75

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the Financial Web.com website. The Company estimates that as of March 26, 2001 there were approximately 130 holders of record of the Common Stock.

Our Transfer and Warrant Agent

We have appointed Securities Transfer Corp., with offices at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034, (469) 633-0101, as transfer agent for our shares of common stock and warrants. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

Dividend Policy

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, and other factors the Board considers relevant.

Recent Sales of Unregistered Securities

The Company did not offer for sale or sell any securities during the last quarter of 2000.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on the Company's results of operations are:

* General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

* Increased competition in the Internet; Internet capacity; general risks of the Internet.

* Success of operating initiatives; changes in business strategy or development plans; management of growth;

*      Availability, terms and deployment of capital;

*      Costs and other effects of legal and administrative proceedings;

* Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

*      Development risks; risks relating to the availability of financing, and

*      Other factors referenced in this Report.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

Overview

We develop open-source Customer Relationship Management (CRM) software for our clients and for general distribution, and also sell hardware solutions to enterprises. "Open source" refers to software whose source code is open and freely distributed.

Our revenue has been from the CRM services to our clients and provision of hardware solutions.

Our open-source CRM software is designed to allow enterprises to conduct relationship management through the use of our sales force automation and email-marketing automation software modules. These solutions allow enterprises to manage sales relationships and contacts, automate forecasting and the sales opportunity pipeline, conduct mass-customized communications, and track and manage large-scale custom email campaigns. The source code is open and freely distributed, and available over the Internet to anyone who wants to download it.

Our hardware solutions have been expanded through our relationships with the following companies with whom we have authorizations: Intel, Western Digital, Maxtor, Microsoft, Viewsonic, Adaptec, 3COM, AMD, Cisco, Acer, Corel, and Hewlett-Packard.

The technology on which our software is built is also open-source. The source code itself is written in open-source programming languages. It is designed for use over the Internet, and is accessible through a standard web browser. Stratabase.com was incorporated under the laws of the State of Nevada on November 18, 1998 and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

Results of Operations

Revenues

Revenues for the year ended December 31, 2000, were $1,313,579, compared to revenues of $41,813 for the year ended December 31, 1999. This increase in revenues has been primarily attributable to the efforts of our internal salespeople in the selling of our CRM services and hardware.

Operating Expenses

Operating expenses for the year ended December 31, 2000, were $1,060,311, of which $602,502 consisted of direct marketing expenses where we purchased access to opt-in email lists; $443,098 of operating expenses consisted of wages and sales commissions; and $14,711 of such expenses consisted of Internet connectivity costs relating to our Internet connection. This is an increase over the $86,872 of operating expenses incurred for the year ended December 31, 1999, as significant operating activities did not occur until 2000. Each of the foregoing costs are expected to continue to increase as we grow.

General and Administrative Expenses

General and Administrative (G&A) expenses for the year ended December 31, 2000, were $357,483 of which $96,000 consisted of management fees to our President and to our Vice President; $34,967 consisted of accounting fees; and $52,649 consisted of legal fees related to being a public company. For the year ended December 31, 1999, G&A expenses totaled $175,535, of which $55,000 was for management fees paid to our President, and $45,636 was for accounting and legal fees.

Liquidity and Capital Resources

As of December 31, 2000, we had $219,801 in cash and cash equivalents.

To date, we have had negative cash flows. Losses from operations and negative cash flow are expected to continue for the foreseeable future. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

The Company has no long-term debt. Management believes that its available cash, together with operating revenues, will be sufficient to fund the Company's working capital requirements through December 31, 2001. The Company's management further believes it has and can generate sufficient liquidity to implement its expansion activities. The Company has no long-term employment contracts and can reduce its work-force, as necessary, if revenues are not sufficient to support its existing operations or until additional funding can be obtained.

We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the exercise of our warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures.

Share Capital

We are currently authorized to issue 25,000,000 shares of common stock. As of December 31, 2000, we have issued, 6,653,772 shares of common stock, for total stockholders' equity of $471,113, which does not reflect the effect that the possible exercise outstanding options and warrants could have. On January 7, 2001, 14,600 Class A warrants were exercised, and the Company recognized gross proceeds of $14,600 thereon.

The Company's Class A Warrants, which were exercisable at $1.00, expired on January 7, 2001. These warrants were part of the initial public offering units which consisted of one share of Common Stock, one Class A Warrant, one Class B Warrant and one Class C Warrant. The Class B Warrants and Class C Warrants are exercisable for one share of Common Stock at $3 and $5, respectively, and will expire on August 7, 2001 unless we extend the exercise period of such warrants.

Each share of our common stock has equal, noncumulative voting rights and participates equally in dividends, if any. The common stock has no sinking fund provisions applicable to it. The shares are fully paid for and nonassessable when issued. In addition, we have issued an aggregate of 1,250,000 options to purchase our common stock at $0.50 per share pursuant to our Stock Incentive Plan, of which 1,071,465 are fully vested as of December 31, 2000. Except for these warrants and options, there are no additional outstanding options, warrants, or rights to purchase any of the securities of the Company

Item 7.  Financial Statements

The financial statements listed in the accompanying Index are filed as part of this report. See Index on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2000 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

The following sets forth the names and ages of our directors and executive officers:

Name                      Age        Position
----                      ---        --------
Trevor Newton             31         President, Secretary, Treasurer,
                                     Chairman of the Board of Directors,
                                     Chief Operating  and Executive Officer

Fred Coombes              47         Vice President of Corporate Development
                                     and Director

John Tarves               46         Director

TREVOR NEWTON, since our incorporation to the present has been our President, Secretary, Treasurer, Chairman of the Board of Directors, Chief Operating and Executive Officer. Mr. Newton oversees all aspects of operations and business development for the Company. Mr. Newton graduated from Simon Fraser University in 1993 with a Masters Degree in Economics, and from the University of Victoria in 1991 with a Bachelor of Science degree in Economics. From 1994 to 1995 Mr. Newton taught Economics and Statistics at the University College of Fraser Valley, and from February 1996 until October 1996, Mr. Newton was a registered representative with a broker-dealer. From October 1996 until 1999, Mr. Newton was employed at Stockscape.com, a publicly traded financial website which has published dozens of financial newsletters and delivered financial information, such as stock quotes and news, to its users 24 hours a day. His responsibilities at Stockscape included the overseeing of all aspects of operations such as programming, content development, technical infrastructure and marketing.

FRED COOMBES, since our inception to the present, has been one of our Directors and since January 20, 1999, to the present our Vice-President of Corporate Development. Since 1987 to the present, Mr. Coombes has also acted as the President of Co-ab Marketing, Ltd., an investor and corporate relations firm. Presently, he devotes himself fulltime to our affairs.

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

To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in

Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 2000, no persons failed to file any such form in a timely manner, except that a Form 4 which was filed by Mr. Coombes one day late.

Item 10. Executive Compensation

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2000 and 1999 to our Chief Executive Officer. No executive officer received an aggregate salary, bonus and other compensation which exceeded $100,000 during the years ended December 31, 2000 or 1999.

Summary of Annual Compensation

Name and                            Year ended             Year ended
Principal Position                  December 31, 2000      December 31, 1999
------------------                  -----------------      -----------------
Trevor Newton, Chairman of
the Board, President, Secretary,
Treasurer and Chief Operating and
Executive Officer                        $60,000                $55,000


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

----------------------------- -------------------------- -------------------- --------------- ------------------------
                                                          Percent Of Total
                                                            Options/SARs
                                 Number Of Securities         Granted To        Exercise or
                                Underlying Options/SARs      Employees In        Base Price
            Name                      Granted (#)             Fiscal Year          ($/Sh)          Expiration Date
            (a)                           (b)                     (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- ------------------------
Trevor Newton, President,
Secretary, Treasurer,
Chairman of the Board of              400,000/0                32%/0%             $0.50            July 1, 2010
Directors, Chief Operating
and Executive Officer
----------------------------- -------------------------- -------------------- --------------- ------------------------

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

------------------------------------ ------------------- -------------------- -------------------- -------------------
                                                                                   Number Of
                                                                                  Unexercised           Value Of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-The-Money
                                                                                Options/SARs At      Option/SARs At
                                      Shares Acquired                             FY-End (#)           FY-End ($)
                                        On Exercise        Value Realized        Exercisable/         Exercisable/
               Name                         (#)                  ($)             Unexercisable       Unexercisable
                (a)                         (b)                  (c)                  (d)                 (e)
------------------------------------ ------------------- -------------------- -------------------- -------------------
Trevor Newton, President,
Secretary, Treasurer, Chairman of
the Board of Directors, Chief               -0-                 $-0-               400,000/0         $237,200/$-0-
Operating and Executive Officer
------------------------------------ ------------------- -------------------- -------------------- -------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following provides the names and addresses of (i) each person known to us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

As of March 26, 2001, there were 6,668,372 shares of common stock outstanding, plus 1,071,465 vested stock options to purchase our common stock at $0.50 per share.

      Officers, Directors,
         5% Shareholder                         No. of Shares                 Beneficial Ownership %
        -----------------                       -------------                 ----------------------
Trevor Newton                                   2,710,400        (1)                  35.02%
c/o Stratabase.com
34314 Marshall Road
Abbotsford, B.C.
V25 112 Canada

Mary Martin                                     1,352,072        (2)                  17.47%
248 West Park Avenue
Long Beach, NY 11561

Fred Coombes                                    1,042,300        (3)                  13.47%
c/o Stratabase.com
34314 Marshall Road
Abbotsford, B.C.
V25 112 Canada

John Tarves                                        25,000                          Less than 1%
c/o Stratabase.com
34314 Marshall Road
Abbotsford, B.C.
V25 112 Canada

New Horizons LP*                                  900,000                             11.63%
248 West Park Avenue
Long Beach, NY  1151

All Directors and executive
officers as a Group (3 persons)**

                                                3,777,700  (1)(2)(3)                  48.81%

* The general partner and a minority limited partner of New Horizons LP is Joe MacDonald, who is married to Mary Martin.

** These shares are attributed to Trevor Newton, Fred Coombes and John Tarves.

     (1) Includes 400,000 options to purchase common stock at $0.50 per share, all of which are vested.
     (2) Includes 70,000 options to purchase common stock at $0.50 per share, all of which are vested. The number indicated above does not include the shares owned by New Horizons LP, all of which Ms. Martin disclaims beneficial ownership.

(3) Includes: 350,000 options to purchase common stock at $0.50 per share, all of which are vested and 30,000 shares of common stock owned by Mr. Coombes' daughters, Candice Coombes, Mackenzie Coombes and Carley Coombes.

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

As of March 26, 2001, there were 6,668,372 shares of Common Stock outstanding and approximately 130 holders of record.

Item 12.  Certain Relationships and Related Transactions

During the 2000 fiscal year, the Company has paid management fees of $60,000 to Mr. Newton, the Chairman, President, Chief Operating and Executive Officer, Secretary and Treasurer, and $36,000 to Mr. Coombes, the Vice President of Corporate Development. During the 1999 fiscal year, Mr. Newton received $55,000 in management fees. This was the only cash compensation received by such individuals from the Company. The Company has no employment or any similar agreements with the foregoing individuals.

Item 13.  Exhibits and Reports on Form 8-K

 (a)   Exhibits.

Exhibit No.   Description

3.1           Certificate of Incorporation of Registrant.*
3.2           Registrant's Certificate of Amendment of Registrant's Certificate
                of Incorporation.*
3.3           By-Laws of Registrant.*
4.1           Specimen common stock Certificate.*
4.2           Specimen of Class A redeemable common stock purchase Warrant.*
4.3           Specimen of Class B redeemable common stock purchase Warrant.*
4.4           Specimen of Class C redeemable common stock purchase Warrant.*
10.1          Form of Escrow Agreement.*
10.2          Lease with SGS Enterprises.*
10.3          Internet Business Service Agreement with BCTEL.*
10.4          Distributor Agreement with COMTEX*
10.5          Stock Option Plan **
10.6          Internetworking Services Agreement with Telus Advanced
                Communications.
10.7          Lease Agreement with George P. and Sandra J. Andreasen.
24.1          Consent of Moss Adams LLP.

         *Previously filed with the Company's Form SB-2 on August 8, 1999. **Previously filed with the Company's Form S-8 on January 29, 2000.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STRATABASE.COM

                                             By: /s/ Trevor Newton
                                                 -----------------
                                             Name: Trevor Newton
                                             Title:   Chairman, President,
                                             Chief Executive Officer, Chief
                                             Operating Officer, Treasurer and
                                             Secretary
                                             (Principal Executive and Financial
                                             Officer)

Date: March 27, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2001                       By: /s/ Trevor Newton
                                               -----------------
                                           Name: Trevor Newton, Director

Date: March 27, 2001                       By: /s/ Fred Coombes
                                               ----------------
                                           Name: Fred Coombes, Director

Date: March 27, 2001                       By: /s/ John Tarves
                                               ---------------
                                           Name: John Tarves, Director

                                 STRATABASE.COM

                                   ----------

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                                   ----------

                           DECEMBER 31, 2000 AND 1999


CONTENTS
-------------------------------------------------------------------

                                                               PAGE

INDEPENDENT AUDITOR'S REPORT                                    F-1

                              FINANCIAL STATEMENTS

     Balance sheets                                             F-2
     Statements of operations and comprehensive loss            F-4
     Statements of changes in shareholders' equity              F-5
     Statements of cash flows                                   F-6
     Notes to financial statements                              F-7

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Stratabase.com

We have audited the accompanying balance sheets of Stratabase.com as of December 31, 2000 and 1999, and the related statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratabase.com as of December 31, 2000 and 1999, and the changes in its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


/s/  Moss Adams LLP

Portland, Oregon
February 20, 2001

                                                                 STRATABASE.COM
                                                                 BALANCE SHEETS
-------------------------------------------------------------------------------

                                     ASSETS

                                                                              December 31,
                                                                    ------------------------------
                                                                          2000             1999
                                                                    ------------     -------------
CURRENT ASSETS
    Cash                                                            $    219,801     $       4,696
    Accounts receivable, net of allowance for
        doubtful accounts of $8,500 for 2000                             120,946            32,965
    Employee receivable                                                    6,872                 -
    Supplies inventory                                                    12,504                 -
    Prepaid expenses                                                       3,965                 -
    GST receivable                                                             -             2,172
                                                                    ------------     -------------
           Total current assets                                          364,088            39,833
                                                                    ------------     -------------
OFFICE EQUIPMENT, at cost
    Computer hardware                                                     69,561            21,228
    Computer software                                                      5,440             2,634
    Office furniture and equipment                                        10,212             9,239
                                                                    ------------     -------------
                                                                          85,213            33,101
    Less accumulated depreciation and amortization                       (18,425)           (5,425)
                                                                    ------------     -------------
           Net office equipment                                           66,788            27,676

INTANGIBLE ASSETS                                                        146,281                 -
                                                                    ------------     -------------
TOTAL ASSETS                                                        $    577,157     $      67,509
                                                                    ------------     -------------

                                      F-3

                                                                 STRATABASE.COM
                                                                 BALANCE SHEETS
-------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             December 31,
                                                                    ------------------------------
                                                                          2000             1999
                                                                    ------------     -------------
CURRENT LIABILITIES
    Accounts payable                                                $     90,944     $      16,336
    Accrued liabilities                                                   15,100            33,201
                                                                    ------------     -------------
           Total current liabilities                                     106,044            49,537
                                                                    ------------     -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value; 25,000,000 shares
        authorized, 6,653,772 and 5,543,772 shares
        issued and outstanding at December 31, 2000
        and 1999, respectively                                             6,654             5,544
    Additional paid-in capital                                           782,455           231,065
    Accumulated deficit                                                 (315,164)         (218,108)
    Accumulated comprehensive loss                                        (2,832)             (529)
                                                                    ------------     -------------
           Total shareholders' equity                                    471,113            17,972
                                                                    ------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                          $    577,157     $      67,509
                                                                    ============     =============

See accompanying notes.

                                                                 STRATABASE.COM
                                                                 BALANCE SHEETS
-------------------------------------------------------------------------------

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
REVENUE                                               $1,313,579    $  41,813
                                                      ----------    ---------
OPERATING EXPENSES
    Direct marketing                                     602,502           53
    Commissions                                          245,535            -
    Wages and subcontracting costs                       197,563       76,734
    Internet connectivity                                 14,711       10,085
                                                      ----------    ---------
           Total operating expenses                    1,060,311       86,872
                                                      ----------    ---------
           Net revenues (operating expenses)             253,268      (45,059)
                                                      ----------    ---------
GENERAL AND ADMINISTRATIVE EXPENSES
    Management fees                                       96,000       55,000
    Legal, accounting, and consulting fees                93,459       57,092
    Rent                                                  27,684       10,242
    Office                                                27,649       11,837
    Advertising                                           17,138       12,855
    Depreciation and amortization                         25,501        5,425
    Telecommunications                                    12,512        2,643
    Bad debt expense                                       9,397            -
    Wages and benefits                                    13,869        2,224
    Other expenses                                        34,274       18,217
                                                      ----------    ---------
           Total general and administrative expenses     357,483      175,535
                                                      ----------    ---------
OTHER INCOME                                               7,159        2,486
                                                      ----------    ---------
NET LOSS                                                 (97,056)    (218,108)

OTHER COMPREHENSIVE LOSS
    Foreign currency translation adjustments              (2,303)        (529)
                                                      ----------    ---------
COMPREHENSIVE LOSS                                    $  (99,359)   $(218,637)
                                                      ==========    =========
BASIC AND DILUTED LOSS PER SHARE
    OF COMMON STOCK                                   $    (0.02)   $   (0.04)
                                                      ==========    =========
See accompanying notes.

                                                                  STRATABASE.COM
                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                       Accumulated
                                    Common Stock            Additional                    Other           Total
                                ---------------------        Paid-In      Accumulated Comprehensive    Shareholders'
                                Shares         Amount        Capital       Deficit        Loss           Equity
                                ------         ------       ----------   -----------  -------------    -------------
BALANCE,
    December 31, 1998                 -      $      -       $        -   $         -   $         -     $         -

Issuance of common stock
    at $.0025 per share
    (February 1999)           4,643,772         4,644            6,965             -             -          11,609

Issuance of common stock
    at $.25 per share
    (March 1999)                900,000           900          224,100             -             -         225,000

Net loss and comprehensive
    loss                              -             -                -      (218,108)         (529)       (218,637)
                             ----------      --------       ----------   -----------   -----------     -----------
BALANCE,
    December 31, 1999         5,543,772         5,544          231,065      (218,108)         (529)         17,972

Issuance of common stock
    at $.25 per share
    (February 2000)              10,000            10            2,490             -             -           2,500

Issuance of common stock
    at $.50 per share
    (February 2000)             800,000           800          399,200             -             -         400,000

Issuance of common stock
    at $.50 per share for domain
    name and database
    (September 2000)            300,000           300          149,700             -             -         150,000

Net loss and comprehensive
    loss                              -             -                -       (97,056)       (2,303)        (99,359)
                             ----------      --------       ----------   -----------   -----------     -----------
BALANCE,
    December 31, 2000         6,653,772      $  6,654       $  782,455   $  (315,164)  $    (2,832)    $   471,113
                             ==========      ========       ==========   ===========   ===========     ===========

See accompanying notes.

                                                                  STRATABASE.COM
                                                        STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                                   --------------------------------
                                                                                       2000               1999
                                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $    (97,056)    $    (218,108)
    Depreciation and amortization                                                         25,501             5,425
    Adjustments to reconcile net loss to net cash from
          operating activities:
        Change in assets and liabilities:
           Accounts receivable                                                           (87,981)          (32,965)
           Employee receivable                                                            (6,872)                -
           Prepaid expenses                                                               (3,965)                -
           Supplies inventory                                                            (12,504)                -
           Accounts payable                                                               76,780            16,336
           Accrued liabilities                                                           (18,101)           31,029
                                                                                    ------------     -------------
               Net cash from operating activities                                       (124,198)         (198,283)
                                                                                    ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in Maturus.com, Inc.                                                       (2,250)                -
    Acquisition of domain names                                                           (6,532)                -
    Acquisition of office and computer equipment                                         (52,112)          (33,101)
                                                                                    ------------     -------------
               Net cash from investing activities                                        (60,894)          (33,101)
                                                                                    ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                                   402,500           236,609
                                                                                    ------------     -------------
               Net cash from financing activities                                        402,500           236,609
                                                                                    ------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (2,303)             (529)
                                                                                    ------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                215,105             4,696

CASH AND CASH EQUIVALENTS, beginning of year                                               4,696                 -
                                                                                    ------------     -------------
CASH AND CASH EQUIVALENTS, end of year                                              $    219,801     $       4,696
                                                                                    ============     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING TRANSACTIONS
    Issuance of shares for acquisition of domain names
        and database                                                                $    150,000     $           -
                                                                                    ============     =============

See accompanying notes.

NOTE 1 -  NATURE OF OPERATIONS AND ORGANIZATION

Stratabase.com (the Company or Stratabase) is a Nevada company which develops open-source Customer Relationship Management (CRM) software for its own use, that of its clients, and for general distribution. Through its assumed business name Utarget.com, Stratabase also provides clients with web-based marketing communications services (which fall within the CRM industry niche) utilizing its software. Its open-source CRM software is web-based software designed to carry out, track, report, and manage large-scale custom email communications campaigns. On a limited scale, the Company also provides customized computer hardware for its customers. Stratabase operates from its headquarters in Abbotsford, British Columbia, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash deposits in banks and accounts receivable. At December 31, 2000, the maximum loss that would have resulted from these credit risks totaled $125,726 for the excess of bank deposits over the amount that would have been covered by U.S. federal and Canadian deposit insurance and $127,818 for the balance of accounts receivable in excess of the allowance for doubtful accounts to customers primarily located in the northwest U.S. and western Canada.

Supplies inventory - Supplies inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out (FIFO) method.

Office equipment - Office equipment is recorded at cost and depreciated using the straight-line method over its useful life, which ranges from one to five years.

Software development costs - Software development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company does not develop software for sale to its customers.

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

Foreign exchange accounting - The Company's Canadian transactions are measured in local currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity. All amounts included in the accompanying financial statements and footnotes are denominated in U.S. dollars.

Stock options - The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations in accounting for its stock option plan. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. No compensation costs have been recognized to date.

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average number of common shares outstanding was 6,386,272 and 5,404,801 for the years ended December 31, 2000 and 1999, respectively.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently issued accounting standards - The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125," effective for transfers and extinguishments occurring after March 31, 2001. The impact and adoption of this standard is not expected to materially affect the Bank's financial condition or results of operations.

Reclassifications - Certain 1999 balances have been reclassified to conform with the current year presentation.

NOTE 3 - INVESTMENT IN MATURUS.COM, INC.

The Company purchased 900,000 shares of common stock in Maturus.com, Inc., a privately held development stage corporation, for which the President of the Company serves as an officer. The investment represents 15.25% of the outstanding shares of Maturus.com, Inc., at December 31, 2000, and is accounted for using the cost method. For the year ending December 31, 2000, the Company recognized revenues approximating $30,582 for Web page development from this related entity, and the accounts receivable balance from Maturus.com, Inc. at December 31, 2000 was $16,481.

NOTE 4 - SHAREHOLDER TRANSACTIONS

Capital raising activities - On November 18, 1998, the Company approved the issuance of 4,643,772 shares of common stock at $.0025 per share to its founding group of shareholders. In January 1999, the Company's Board of Directors consented to the sale of 900,000 additional shares of common stock at $.25 per share to New Horizons LLP, a New York venture capital firm.

On February 7, 2000, the Company's public offering for up to 800,000 investment units closed with the maximum number of units purchased. Each unit had a public offering price of $.50, and consisted of one share of common stock and one each of Class A, B, and C redeemable purchase warrants. The warrants, Classes A, B, and C, may be exercised for one share of common stock at $1, $3, and $5, respectively, and at 6-month, 12-month, and 18-month periods, respectively, commencing on the date of the prospectus (November 10, 1999). Total proceeds from the public offering of $400,000, were released to the Company by the escrow agent subsequent to the closing of the offering.

On August 31, 2000, a letter was issued to holders of Stratabase.com warrants advising them that the expiration date of the Class A and Class B warrants would be extended to January 7, 2001 and February 7, 2001, respectively. The expiration of the Class B warrants was subsequently extended to August 7, 2001.

Stock issuance for intellectual property - In order to increase the size of the Company's internal consumer profile database, the Company entered into an agreement on February 1, 2000, to acquire a permission-based database of 15,000 individual profiles, along with two domain names. The database consists of investors who have voluntarily provided their personal contact information and have requested marketing information be sent to them. In consideration for this database and the two domain names, the Company agreed to issue 300,000 shares of its common stock upon transfer of the intellectual property.

In September 2000, the transfer of intellectual property in exchange for 300,000 shares of common stock was completed, and the Company recorded intangible assets related to the domain names and investor database totaling $150,000. The intangible assets will be amortized over a three-year period.

NOTE 5 - INCOME TAXES

As of December 31, 2000, the Company had available to offset future taxable income, net operating loss carryforwards of approximately $390,000. The carryforwards will begin expiring in 2016 unless utilized in earlier years.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. The net deferred tax assets in the accompanying balance sheets include the following components:

                                                     2000              1999
                                                 ------------      ------------
        Deferred tax assets (liabilities):
           Net operating loss carryforwards       $   132,672       $    70,261
           Accumulated depreciation                    (2,348)           (1,000)
           Accrual to cash adjustment                 (31,201)            4,896

                                                       99,123            74,157
                                                  -----------       -----------
        Valuation allowance                           (99,123)          (74,157)
                                                  -----------       -----------
        Net deferred tax asset                    $         -       $         -
                                                  ===========       ===========

The valuation allowance is provided since it is uncertain if the Company will be able to utilize existing net operating loss carryfowards in future periods.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease commitments - As of December 31, 2000, the Company leased office space under one-year lease agreements in Abbotsford and Vancouver, British Columbia, Canada. For the years ended December 31, 2000 and 1999, rent expense, net of sublease income, was $27,684, and $10,242, respectively.

Subsequent to year-end, the Company signed a two-year lease agreement for office space in Abbotsford, British Columbia, Canada. Rent payments under this agreement are $1,500 payable monthly.

Management fees - The Company has agreed to pay its president a management fee of $5,000 a month commencing February 1999, and its vice president $3,000 a month commencing January 2000. Compensation of $96,000 for the year ended December 31, 2000, and $55,000 for the year ended December 31, 1999, has been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company.

NOTE 7 - STOCK OPTIONS

In February 2000, the Board of Directors adopted the Stratabase.com 2000 Stock Option Plan (the Plan), reserving 1,750,000 shares for grant to business partners and employees. On July 15, 2000, the Company granted 1,250,000 nonqualified common stock option shares to its business partners and members of staff at an exercise price of $0.50 per share (the fair market value at July 15, 2000), with vesting dates ranging from July 15, 2000 to November 15, 2003.

Activity under the Company's stock option plan is summarized as follows:

                                                                                                   Weighted
                                                                                                    Average
                                                  Available                   Options                Price
                                                  for Grant                 Outstanding            Per Share
                                                  ---------                 -----------            ---------
        Initial shares reserved,
           February 2000                          1,750,000                         -              $       -
        Options granted                          (1,250,000)                1,250,000              $    0.50
        Options canceled                             55,000                   (55,000)             $    0.50
                                               ------------               -----------
        Balance,
           December 31, 2000                        555,000                 1,195,000              $    0.50
                                               ============               ===========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                                     Average
                                                    Remaining                                         Weighted
                                                   Contractual                                         Average
        Exercise                Number                Life           Exercise        Number           Exercise
          Price              Outstanding            (in years)         Price       Exercisable          Price
        --------             -----------           -----------       --------      -----------        --------
        $   0.50             1,195,000               9.5              $ 0.50         1,071,465         $ 0.50

The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25. Had compensation expense been determined based on the fair value at the grant dates, as described in Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would have been as follows:

        Net loss:
           As reported                                  $      (97,056)
           Pro forma                                    $     (403,537)

        Net loss per share:
           As reported - basic                          $        (0.02)
           Pro forma - basic                            $        (0.06)
           As reported - diluted                        $        (0.02)
           Pro forma - diluted                          $        (0.06)

The fair value of option grants is determined using the Black-Sholes model. The weighted average fair market value of an option granted during 2000 was $0.48. The following range of assumptions was used to perform the calculations: expected life of 4.14 years; risk-free interest rate of 5.11%; expected volatility of 205.10%; and, no expected dividend yield. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.