Form 10QSB
period 2001-03-31
STRATABASE COM
filed 2001-05-15
CIK 1092197

--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended March 31, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number ___333-85011______

                                 STRATABASE.COM
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              Nevada                                                        88-0414964
----------------------------------------------------------------               ------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

          34595 3rd Ave., Abbotsford B.C. V2S 8B7, Canada
----------------------------------------------------------------               ------------------------------------
         (Address of principal executive offices)                                           (Zip Code)


                                 (604) 504-5811
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         34314 Marshall Road, Suite 203, Abbotsford B.C. V2S 1L2, Canada
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Common Stock, $.001 par value, 7,418,372 shares outstanding as of May 1, 2001.

Traditional Small Business Disclosure Format (elect one) _X___ Yes  _____ No


--------------------------------------------------------------------------------

                                 STRATABASE.COM

                                      INDEX

                                                                         Page

Part I.  Financial Information

   Item 1.    Financial Statements:

              Balance Sheets
                   March 31, 2001, and December 31, 2000                   1

              Statements of Operations and Comprehensive Income
                   For the three months ended March 31, 2000 and 2001      2

              Statements of Cash Flows
                   For the three months ended March 31, 2001 and 2000      3

              Notes to Financial Statements                               4-6

   Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    6-7


Part II.  Other Information

   Item 1.    Legal Proceedings                                            8

   Item 2.    Changes in Securities                                        8

   Item 3.    Defaults upon Senior Securities                              8

   Item 4.    Submission of matters to a vote of Security Holders          8

   Item 5.    Other information                                            8

   Item 6.    Exhibits and reports on Form 8-K                             8

Signatures                                                                 9

                                              STRATABASE.COM
                                              BALANCE SHEETS

                                                  ASSETS
                                                                       March 31,           December 31,
                                                                         2001                  2000
                                                                    ----------------     ------------------
                                                                      (unaudited)            (audited)

CURRENT ASSETS
     Cash                                                         $         166,287    $           219,801
     Accounts receivable                                                    122,090                120,946
     Employee receivable                                                      6,416                  6,872
     Supplies inventory                                                      16,615                 12,504
     Prepaid expenses                                                         2,900                  3,965
                                                                    ----------------     ------------------
            Total current assets                                            314,308                364,088
                                                                    ----------------     ------------------

OFFICE EQUIPMENT, at cost
     Computer hardware                                                       75,597                 69,561
     Computer software                                                        5,440                  5,440
     Office furniture and equipment                                          11,850                 10,212
                                                                    ----------------     ------------------
                                                                             92,887                 85,213
     Accumulated depreciation and amortization                              (20,737)               (18,425)
                                                                    ----------------     ------------------
                                                                    ----------------     ------------------
            Net office equipment                                             72,150                 66,788
                                                                    ----------------     ------------------

INTANGIBLE  AND OTHER ASSETS                                                136,106                146,281

                                                                    ----------------     ------------------
TOTAL ASSETS                                                      $         522,564    $           577,157
                                                                    ================     ==================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $          29,252    $            90,944
     Accrued liabilities                                                      5,580                 15,100
                                                                    ----------------     ------------------
            Total current liabilities                                        34,832                106,044
                                                                    ----------------     ------------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Common stock, $.001 par value; 25,000,000 shares authorized,
         6,668,372 and 6,653,772 shares issued and outstanding
         at March 31, 2001, and December 31, 2000, respectively               6,669                  6,654
     Additional paid in capital                                             797,040                782,455
     Accumulated deficit                                                   (310,902)              (315,164)
     Accumulated comprehensive loss                                          (5,075)                (2,832)
                                                                    ----------------     ------------------
            Total shareholders' equity                                      487,732                471,113
                                                                    ----------------     ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $         522,564    $           577,157
                                                                    ================     ==================


     See independent accountant's review report and accompanying notes.

                                 STRATABASE.COM
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                 Three months ended March 31,
                                                                         -------------------------------------------
                                                                               2001                        2000
                                                                         ---------------             ---------------
                                                                           (unaudited)                  (unaudited)
REVENUE                                                                       $ 293,957                  $ 180,686

OPERATING EXPENSES
     Wages and subcontracting costs                                              99,472                     26,551
     Direct marketing                                                            78,660                     74,936
     Hardware solution costs                                                     10,289                          -
     Internet connectivity                                                        4,818                      3,619
     Commissions                                                                  1,050                     46,679
                                                                            -----------                 ----------
            Total operating expenses                                            194,289                    151,785
                                                                            -----------                 ----------

            Net revenues                                                         99,668                     28,901

GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees                                                             24,000                     24,000
     Legal, accounting, and consulting fees                                      19,445                     15,259
     Depreciation and amortization                                               13,125                      2,800
     Office                                                                      10,710                      6,999
     Rent                                                                         7,479                      9,980
     Telecommunications                                                           3,754                        935
     Advertising                                                                    350                      5,843
     Other expenses                                                              18,895                      8,312
                                                                            -----------                 ----------

            Total general and administrative expenses                            97,758                     74,128
                                                                            -----------                 ----------

OTHER INCOME                                                                      2,352                     11,712
                                                                            -----------                 ----------

NET INCOME INCOME (LOSS)                                                          4,262                    (33,515)

OTHER COMPREHENSIVE LOSS
     Foreign currency translation adjustments                                    (2,243)                      (498)
                                                                            -----------                 ----------

COMPREHENSIVE INCOME (LOSS)                                                     $ 2,019                  $ (34,013)
                                                                            ===========                 ==========
EARNINGS (LOSS) PER SHARE OF COMMON
     STOCK

         Basic                                                                      $ -                    $ (0.01)
                                                                            ===========                 ==========

         Diluted                                                                    $ -                    $ (0.01)
                                                                            ===========                 ==========

     See independent accountant's review report and accompanying notes.

                                 STRATABASE.COM
                            STATEMENTS OF CASH FLOWS

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                   -------------------------------------
                                                                                   March 31, 2001         March 31, 2000
                                                                                   --------------         --------------
                                                                                    (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                             $      4,262            $    (33,515)
     Depreciation and amortization                                                       13,125                   2,800
     Adjustments to reconcile net loss to net cash from
            operating activities:
         Change in assets and liabilities:
            Accounts receivable                                                          (1,144)                 12,714
            Prepaids, deposits and other assets                                             883                  (1,476)
            Supplies inventory                                                           (4,111)                      -
            Accounts payable                                                            (61,692)                 43,685
            Accrued liabilities                                                          (9,520)                 48,411
                                                                                   ------------            ------------
                Net cash from operating activities                                      (58,197)                 72,619
                                                                                   ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiary                                                                 -                  (2,250)
     Acquisition of domain names                                                              -                  (4,255)
     Acquisition of computer and office equipment                                        (7,674)                (11,576)
                                                                                   ------------            ------------
                Net cash from investing activities                                       (7,674)                (18,081)
                                                                                   ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale or issuance of common stock                                                    14,600                 400,000
                                                                                   ------------            ------------
                Net cash from financing activities                                       14,600                 400,000
                                                                                   ------------            ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (2,243)                   (498)
                                                                                   ------------            ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                   (53,514)                454,040
CASH AND CASH EQUIVALENTS, beginning of period                                          219,801                   4,696
                                                                                   ------------            ------------

CASH AND CASH EQUIVALENTS, end of period                                           $    166,287            $    458,736
                                                                                   ============            ============

     See independent accountant's review report and accompanying notes.

PART I.  FINANCIAL INFORMATION

                                 STRATABASE.COM
                          NOTES TO FINANCIAL STATEMENTS

Note 1--Basis of Presentation

The accompanying financial statements of Stratabase.com (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. The balance sheets, statements of operations and cash flows for the periods ended March 31, 2001, have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

Operating results for the three month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any future period.

Note 2--Summary of Significant Accounting Policies

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

Office, computer equipment, and intangible assets - Office, computer equipment, and intangible assets are recorded at cost and depreciated over their useful life, which ranges from two to five years.

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

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The basic weighted average number of common shares outstanding for the 3-month periods ended March 31, 2001 and 2000, were 6,668,372 and 6,083,772, respectively. The diluted weighted average number of common shares outstanding for the 3-month periods ended March 31, 2001 and 2000, were 6,680,146 and 6,083,772, respectively.

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

Note 3--Income Taxes

As of March 31, 2001 the Company had available to offset future taxable income, net operating loss carryforwards of approximately $300,000. The carry-forwards will expire in 2016 unless utilized in earlier years.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. A valuation allowance has been provided for the net deferred tax benefit, since it is uncertain if the Company will be able to utilize existing net operating loss carryforwards in future periods.

Note 4--Commitments and Contingencies

Lease commitments - As of March 31, 2001 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada. Future minimum lease payments associated with office space are approximately $2,400 per month.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 for the three month period ended March 31, 2001, have been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. Currently, there are no claims or legal actions against the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the company, please see the Form SB-2 and Form 10-KSB filed by the Company with the Securities and Exchange Commission.

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

Stratabase.com was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

Results of Operations

Revenues

Revenues for the quarter ended March 31, 2001, were $293,957, compared to revenues of $180,686 for the quarter ended March 31, 2000. This increase in revenues has been primarily attributable to the efforts of our internal salespeople in the selling of our CRM services and hardware.

Operating Expenses

Operating expenses for the quarter ended March 31, 2001, were $194,289 of which $78,660 consisted of direct marketing expenses where we purchased access to opt-in email lists; $99,472 of operating expenses consisted of wages and sales commissions; $10,289 was for hardware costs incurred on sales for CRM hardware solutions; and $4,818 of such expenses consisted of Internet connectivity costs relating to our Internet connection. This is an increase over the $151,785 of operating expenses incurred for the quarter ended March 31, 2000. As our sales and hardware divisions continue to be built out, each of the foregoing costs are expected to continue to increase as we grow.

General and Administrative Expenses

General and Administrative (G&A) expenses for the quarter ended March 31, 2001, were $97,758 of which $24,000 consisted of management fees to our President and to our Vice President; $19,445 consisted of legal, accounting, and consulting fees; a substantial portion of these fees are incurred because we are a public company. For the quarter ended March 31, 2000, G&A expenses totaled $74,128, of which $24,000 was for management fees paid to our President and Vice President, and $15,259 was for legal, accounting, and consulting fees.

Liquidity and Capital Resources

As of March 31, 2001, we had $166,287 in cash and cash equivalents. Although we have, for the last two quarters, reported positive net income, losses from operations are expected in the future as we continue to grow the business. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

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

However, the Company will require additional capital to fund expansion, take advantage of acquisition opportunities, develop or enhance services, or respond to competitive pressures. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the exercise of our warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

Management is not currently aware of any legal proceedings or claims against the Company.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.   None.

Item 4.  Submission of matters to a vote of Security Holders.        None.

Item 5.  Other information.

         On April 1, 2001, officers of the Company exercised options pursuant to the Company's Stock Option Plan to purchase an aggregate of 750,000 shares of common stock. The Company obtained $375,000 in gross proceeds as a result of such exercises.

Item 6.   Exhibits and reports on Form 8-K.

(a)      Exhibits.

              11.1 Computation of per share earnings (loss) - page 5.
              99.1  Independent public accountant's review report.

(b)      Reports on Form 8-K.  None.




                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                                STRATBASE.COM
                                        By:     /s/ Trevor Newton
                                            ----------------------------
                                                Trevor Newton
                                                Chairman, President, Chief
                                                Executive Officer, Secretary
                                                and Treasurer

Date:     May 11, 2001



                                        By:     /s/ Fred Coombes
                                            ----------------------------
                                                Fred Coombes
                                                Vice President of Corporate
                                                Development

Date:     May 11, 2001