Form 10QSB
period 2001-06-30
STRATABASE COM
filed 2001-08-13
CIK 1092197

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number ___333-85011______

                                   STRATABASE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                88-0414964
--------------------------------------------    ---------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

 34595 3rd Ave., Abbotsford B.C. V2S 8B7, Canada
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (604) 504-5811
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 STRATABASE.COM
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 7,718,372 shares outstanding as of June 30, 2001.

Traditional Small Business Disclosure Format (elect one) X Yes ___ No

--------------------------------------------------------------------------------

                                   STRATABASE
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements:

              Balance Sheets
                     June 30, 2001, and December 31, 2000                                  1

              Statements of Operations and Comprehensive Income (Loss)
                 For the three and six month periods ended June 30, 2000 and 2001          2

              Statements of Cash Flows
                 For the six months ended June 30, 2001 and 2000                           3

              Notes to Financial Statements                                               4-6

   Item 2.    Management's Discussion and Analysis
                 Or Plan of Operation                                                     6-8

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                            9

   Item 2.    Changes in Securities and Use of Proceeds                                    9

   Item 3.    Defaults upon Senior Securities                                              9

   Item 4.    Submission of matters to a vote of Security Holders                          9

   Item 5.    Other information                                                            9

   Item 6.    Exhibits and reports on Form 8-K                                             9

SIGNATURES                                                                                10

PART I.  FINANCIAL INFORMATION
                                   STRATABASE
                                 BALANCE SHEETS

                                     ASSETS

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2001               2000
                                                                              -----------        ------------
                                                                              (unaudited)          (audited)
CURRENT ASSETS
     Cash                                                                     $   25,247         $ 219,801
     Accounts receivable, net of allowances for bad debts of $8,500              123,502           120,946
     Employee receivable                                                           6,250             6,872
     Hardware inventory                                                           35,492            12,504
     Prepaid expenses                                                              3,092             3,965
                                                                              ----------         ---------
            Total current assets                                                 193,583           364,088
                                                                              ----------         ---------
OFFICE EQUIPMENT, at cost
     Computer hardware                                                            75,597            69,561
     Computer software                                                             5,440             5,440
     Office furniture and equipment                                               11,850            10,212
                                                                              ----------         ---------
            Total office equipment                                                92,887            85,213
     Accumulated depreciation and amortization                                   (26,071)          (18,425)
                                                                              ----------         ---------
             Net office equipment                                                 66,816            66,788
                                                                              ----------         ---------
INTANGIBLES AND OTHER ASSETS                                                     110,983           146,281
                                                                              ----------         ---------
            TOTAL ASSETS                                                      $  371,382         $ 577,157
                                                                              ==========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $   72,916         $  90,944
     Accrued liabilities                                                           9,776            15,100
                                                                              ----------         ---------
            Total current liabilities                                             82,692           106,044
                                                                              ----------         ---------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value: 1,000,000 shares
         authorized and unissued                                                       -                 -
     Common Stock, $.001 par value; 25,000,000 shares authorized,
         7,718,372 and 6,653,772 shares outstanding
         as of June 30, 2001, and December 31, 2000, respectively                  7,719             6,654
     Additional paid-in capital                                                1,470,990           782,455
     Accumulated deficit                                                        (509,888)         (315,164)
     Related-party notes received in exchange for common stock                  (675,000)                -
     Accumulated comprehensive loss                                               (5,131)           (2,832)
                                                                              ----------         ---------
            Total shareholders' equity                                           288,690           471,113
                                                                              ----------         ---------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  371,382         $ 577,157
                                                                              ==========         =========

                                   STRATABASE
             STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                         Three months ended June 30,             Six months ended June 30,
                                                         ---------------------------             -------------------------
                                                           2001               2000                2001               2000
                                                         --------           --------             ------             ------
                                                       (unaudited)         (unaudited)         (unaudited)        (unaudited)
REVENUE                                                  $  93,434            $177,995           $ 389,226           $360,164
                                                         ---------            --------           ---------           --------
OPERATING EXPENSES
     Direct marketing                                       18,448              70,253              97,108            145,189
     Hardware cost of sales                                 56,131                   -              66,075                  -
     Internet connectivity                                   1,493               3,812               6,310              7,431
     Video production & encoding                                 -                 250                   -                250
     Wages, subcontracting costs and commissions            84,086             102,708             184,608            175,938
                                                         ---------            --------           ---------           --------
            Total operating expenses                       160,158             177,023             354,102            328,808
                                                         ---------            --------           ---------           --------
            Net revenues                                   (66,723)                972              35,125             31,356
                                                         ---------            --------           ---------           --------
GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees                                        24,000              24,000              48,000             48,000
     Legal fees                                             10,996               5,449              26,577             18,250
     Accounting                                             18,430              16,496              22,294             18,954
     Advertising                                             8,793               1,090               9,143              6,933
     Bad debts                                              16,401                   -              16,401                  -
     Office                                                  4,948               2,968              14,963              8,709
     Rent                                                    6,529               6,012              14,008             15,992
     Computer related                                        1,491               3,712               6,824              4,970
     Depreciation and ammortization                         31,333               2,800              44,458              5,600
     Licenses and dues                                           -                 776                  20              3,245
     Travel                                                  2,794                  43               2,976              1,201
     Telecommunications                                      2,077               4,462               5,831              5,397
     Insurance expense                                       1,653                 (30)              3,431              2,108
     Other expenses                                          6,672               3,217              18,777              7,246
                                                         ---------            --------           ---------           --------
            Total general and administrative expenses      136,117              70,995             233,702            146,606
                                                         ---------            --------           ---------           --------
OTHER INCOME                                                 3,854               5,613               3,854             17,325
                                                         ---------            --------           ---------           --------
NET LOSS                                                  (198,986)            (64,410)           (194,724)           (97,925)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustments                   56                  66              (2,299)              (432)
                                                         ---------            --------           ---------           --------
COMPREHENSIVE LOSS                                       $(198,930)           $(64,344)          $(197,023)          $(98,357)
                                                         =========            ========           =========           ========
BASIC AND DILUTED LOSS PER SHARE OF
         COMMON STOCK                                      $ (0.03)            $ (0.01)            $ (0.03)           $ (0.02)
                                                         =========            ========           =========           ========

                                   STRATABASE
                            STATEMENTS OF CASH FLOWS

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                     ---------------------------------
                                                                                     June 30, 2001       June 30, 2000
                                                                                     -------------       -------------
                                                                                      (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                           $(194,724)          $(97,925)
    Adjustments to reconcile net loss to net cash from
           operating activities:
     Depreciation and amortization                                                        44,458              5,600
         Change in assets and liabilities:
           Accounts receivable                                                            (2,556)             6,730
           Prepaids, deposits and other assets                                               (19)            (1,949)
           Hardware inventory                                                            (22,988)                 -
           Other receivables                                                                   -              2,172
            Accounts payable                                                             (18,028)            45,504
            Accrued liabilities                                                           (5,324)             1,592
                                                                                       ---------           --------
                Net cash from operating activities                                      (199,181)           (38,276)
                                                                                       ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Maturus.com                                                                 -             (2,250)
     Acquisition of domain names                                                               -             (4,895)
     Acquisition of computer and office equipment                                         (7,674)           (33,328)
                                                                                       ---------           --------
                Net cash from investing activities                                        (7,674)           (40,473)
                                                                                       ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale or issuance of common stock                                                     14,600            402,500
                                                                                       ---------           --------
                Net cash from financing activities                                        14,600            402,500
                                                                                       ---------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (2,299)              (432)
                                                                                       ---------           --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                   (194,554)           323,319
CASH AND CASH EQUIVALENTS, beginning of period                                           219,801              4,696
                                                                                       ---------           --------
CASH AND CASH EQUIVALENTS, end of period                                               $  25,247           $328,015
                                                                                       =========           ========
SCHEDULE OF NONCASH ACTIVITIES
     Related party notes received in exchange for common stock                         $ 675,000           $      -
                                                                                       =========           ========

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

Note 1--Basis of Presentation

The accompanying financial statements of Stratabase (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. The balance sheets, statements of operations and cash flows for the periods ended June 30, 2001, have been reviewed by the Company's independent accountants in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

Operating results for the three month periods ended June 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any future period.

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

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The basic weighted average number of common shares outstanding for the 3-month periods ended June 30, 2001 and 2000, were 7,368,372 and 6,353,772, respectively. The basic weighted average number of common shares outstanding for the 6-month periods ended June 30, 2001 and 2000, were 7,018,372 and 6,218,772, respectively.

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

Recently issued accounting standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is not expected to result in a significant impact to net income, as all intangible assets currently have identifiable lives.

Note 3--Income Taxes

As of June 30, 2001 the Company had available to offset future taxable income, net operating loss carryforwards of approximately $500,000. The carry-forwards will expire in 2016 unless utilized in earlier years.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. A valuation allowance has been provided for the net deferred tax benefit, since it is uncertain if the Company will be able to utilize existing net operating loss carryforwards in future periods.

Note 4--Commitments and Contingencies

Lease commitments - As of June 30, 2001 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada. Future minimum lease payments associated with office space are approximately $2,400 per month.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 for the three month period ended June 30, 2001, have been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. Currently, there are no claims or legal actions against the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We develop open-source Customer Relationship Management (CRM) software for our clients and for general distribution, and also sell systems integration to enterprises. "Open source" refers to software whose source code is open and freely distributed.

Our revenue has been from the CRM services to our clients and provision of systems integration solutions.

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

Our systems integration solutions have been expanded through our relationships with the following companies with whom we have /authorizations: Intel, Western Digital, Maxtor, Microsoft, Viewsonic, Adaptec, 3COM, AMD, Cisco, Acer, Corel, and Hewlett-Packard.

The technology on which our software is built is also open-source. The source code itself is written in open-source programming languages. It is designed for use over the Internet, and is accessible through a standard web browser.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

RESULTS OF OPERATIONS

REVENUES

Revenues for the quarter ended June 30, 2001, were $93,434, compared to revenues of $177,955 for the quarter ended June 30, 2000. Revenues for the six months ended June 30, 2001, were $389,226, compared to revenues of $360,164 for the six months ended June 30, 2000. This decrease in revenues has been primarily attributable to the weakening information technology sector, which has affected most of our clients adversely.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2001, were $162,235 of which $18,448 consisted of direct marketing expenses (we purchased access to opt-in email lists); $ 84,086 of operating expenses consisted of wages and sales commissions; $56,131 was for hardware costs incurred on sales for our systems integration solutions; and $1,493 of such expenses consisted of Internet connectivity costs. This is a decrease from the $177,023 of operating expenses incurred for the quarter ended June 30, 2000, attributable to the previously mentioned downturn in the information technology sector. As our sales and hardware divisions continue to be built out and demand for our services and product strengthen, each of the foregoing costs are expected to continue to increase as we grow.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarter ended June 30, 2001, were $134,040 of which $24,000 consisted of management fees to our President and to our Vice President; $29,426 consisted of legal, accounting, and consulting fees; a substantial portion of these fees are incurred because we are a public company. For the quarter ended June 30, 2000, G&A expenses totaled $70,995, of which $24,000 was for management fees paid to our President and Vice President, and $21,945 was for legal, accounting, and consulting fees. We recognized bad debts totaling $16,401 for the quarter ended June 30, 2001. Management estimates the allowance for bad debts is adequate to cover any future accounts receivable write-offs. Depreciation and amortization increased during the most recent quarter, as all the previously acquired databases were placed into service and being amortized at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had $25,247 in cash and cash equivalents. Although we have reported positive net income in the prior two quarters, losses from operations are expected in the future as we continue to grow the business. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

An aggregate of 1,050,000 options for the same number of shares of common stock were exercised in April of 2001 pursuant to options issued in accordance with the Company's Stock Option Plan. In lieu of $675,000 in cash proceeds from such exercises, the Company received notes from such individuals. The notes are payable upon a sale of all or a portion of the individuals' stock options, and the outstanding balance is due and payable no later than April 1, 2003.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In April of 2001, pursuant to the Company's Stock Option Plan, 750,000 common share stock options were exercised by officers at $0.50 a share and 300,000 common share stock options were exercised by an employee at $1.00. In lieu of the cash proceeds from such exercises, the Company received notes from such individuals. The notes are payable upon a sale of all or a portion of the individuals' stock options, and the outstanding balance is due and payable no later than April 1, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The holders of a majority of the issued and outstanding shares of common stock of the Company authorized an amendment to the Company's Articles of Incorporation to (i) change the name of the Company from "Stratabase.com" to "Stratabase" and (ii) change the Company's authorized capital stock to enable the Board of Directors of the Company to issue "blank check" preferred stock. An Information Statement was circulated to all the shareholders of the Company in May, 2001, and the Company's Restated Articles of Incorporation were filed with the Secretary of State of the State of Nevada on July 11, 2001.

ITEM 5.  OTHER INFORMATION.    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.  None.

        (b) Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                STRATABASE

Date: August 10, 2001           By: /s/ Trevor Newton
                                    ------------------------------------
                                    Trevor Newton
                                    Chairman, President, Chief Executive
                                    Officer, Secretary and Treasurer

Date: August 10, 2001           By: /s/ Fred Coombes
                                    ------------------------------------
                                    Fred Coombes
                                    Vice President of Corporate Development

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Trevor Newton       Chairman, President, Chief Executive    Dated: August 10, 2001
-----------------       Officer, Secretary and Treasurer
Trevor Newton           (Principal Executive Officer and
                        Principal Financial Officer)

/s/ Fred Coombes        Vice President of Corporate             Dated: August 10, 2001
-----------------       Development
Fred Coombes