Form 10QSB
period 2001-09-30
STRATABASE COM
filed 2001-11-14
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended September 30, 2001
                                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number ___333-85011______

                                   STRATABASE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                        88-0414964
--------------------------                    ---------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 7,718,372 shares outstanding as of November 13, 2001.

Traditional Small Business Disclosure Format (elect one)     X   Yes          No
                                                           -----        -----

--------------------------------------------------------------------------------

                                   STRATABASE
                                      INDEX



                                                                            Page

Part I.  Financial Information

   Item 1.    Financial Statements:

              Balance Sheets
                   September 30, 2001, and December 31, 2000 ..................1

                Statements of Operations and Comprehensive Income (Loss)
                   For the three and nine month periods ended
                   September 30, 2001 and 2000 ................................2

              Statements of Cash Flows
                   For the nine month periods ended
                   September 30, 2001 and 2000 ................................3

              Notes to Financial Statements .................................4-6

   Item 2.    Management's Discussion and Analysis
                   Or Plan of Operation .....................................6-8


Part II.  Other Information

   Item 1.    Legal Proceedings ...............................................9

   Item 2.    Changes in Securities and Use of Proceeds .......................9

   Item 3.    Defaults upon Senior Securities .................................9

   Item 4.    Submission of matters to a vote of Security Holders .............9

   Item 5.    Other information ...............................................9

   Item 6.    Exhibits and reports on Form 8-K ................................9

Signatures ...................................................................10

PART I. FINANCIAL INFORMATION


                                                          STRATABASE
                                                        BALANCE SHEETS

                                                            ASSETS
                                                                                       September 30,           December 31,
                                                                                            2001                   2000
                                                                                      -----------------     --------------------
                                                                                        (unaudited)              (audited)

CURRENT ASSETS
     Cash                                                                           $          329,169    $             219,801
     Accounts receivable, net of allowances for bad debts of $8,500                            193,751                  120,946
     Employee receivable                                                                             -                    6,872
     Hardware inventory                                                                         26,260                   12,504
     Prepaid expenses                                                                            3,092                    3,965
                                                                                      -----------------     --------------------
            Total current assets                                                               552,272                  364,088
                                                                                      -----------------     --------------------

OFFICE EQUIPMENT, at cost
     Computer hardware                                                                          75,597                   69,561
     Computer software                                                                           5,440                    5,440
     Office furniture and equipment                                                             11,850                   10,212
                                                                                      -----------------     --------------------
            Total office equipment                                                              92,887                   85,213
     Accumulated depreciation and amortization                                                 (36,571)                 (18,425)
                                                                                      -----------------     --------------------
            Net office equipment                                                                56,316                   66,788
                                                                                      -----------------     --------------------
INTANGIBLES AND OTHER ASSETS                                                                   142,700                  146,281
                                                                                      -----------------     --------------------
            TOTAL ASSETS                                                            $          751,288    $             577,157
                                                                                      =================     ====================

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $          244,833    $              90,944
     Accrued liabilities                                                                         5,521                   15,100
                                                                                      -----------------     --------------------
            Total current liabilities                                                          250,354                  106,044
                                                                                      -----------------     --------------------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value: 1,000,000 shares
         authorized and unissued                                                                     -                        -
     Common Stock, $.001 par value; 25,000,000 shares authorized,
         7,718,372 and 6,653,772 shares outstanding
         as of September 30, 2001, and December 31, 2000, respectively                           7,719                    6,654
     Additional paid-in capital                                                              1,470,990                  782,455
     Accumulated deficit                                                                      (494,550)                (315,164)
     Related-party notes received in exchange for common stock                                (477,000)                       -
     Accumulated comprehensive loss                                                             (6,225)                  (2,832)
                                                                                      -----------------     --------------------
            Total shareholders' equity                                                         500,934                  471,113
                                                                                      -----------------     --------------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $          751,288    $             577,157
                                                                                      =================     ====================

See accompanying notes.


                                                          STRATABASE
                                    STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                         Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                      -----------------------------------    -----------------------------------
                                                           2001               2000                2001               2000
                                                      ---------------   -----------------    ----------------  -----------------
                                                       (unaudited)         (unaudited)         (unaudited)        (unaudited)

REVENUE                                                    $ 514,292           $ 282,939           $ 904,385          $ 645,231
                                                      ---------------   -----------------    ----------------  -----------------

OPERATING EXPENSES
     Direct marketing                                        339,528              73,892             436,635            219,080
     Hardware cost of sales                                   15,793                   -              81,868                  -
     Internet connectivity                                     3,296               3,895               9,606             11,326
     Video production & encoding                                   -                   -                   -                250
     Wages, subcontracting costs and commissions              62,231             170,609             246,838            346,425
                                                      ---------------   -----------------    ----------------  -----------------
            Total operating expenses                         420,848             248,396             774,947            577,081
                                                      ---------------   -----------------    ----------------  -----------------
            Net revenues                                      93,444              34,543             129,438             68,150
                                                      ---------------   -----------------    ----------------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Management fees                                          24,000              24,000              72,000             72,000
     Legal fees                                                3,081              29,347              29,658             47,597
     Accounting                                                2,285               3,792              24,579             22,746
     Advertising                                                 149                 598               9,292              1,291
     Bad debts                                                   176                 844              16,577                844
     Office                                                    3,392              14,853              16,686             28,565
     Rent                                                      7,857               6,229              21,864             22,221
     Computer related                                             54               2,597               6,878              7,567
     Depreciation and ammortization                           23,500               3,700              67,959              9,300
     Licenses and dues                                             -                 415                  20                941
     Travel                                                      140                  59               3,115              1,260
     Telecommunications                                        2,636               2,918               8,468              8,316
     Insurance expense                                             -                   -               3,431              2,108
     Other expenses                                           11,523               6,818              31,971             16,675
                                                      ---------------   -----------------    ----------------  -----------------
            Total general and administrative expenses         78,793              96,170             312,498            241,431
                                                      ---------------   -----------------    ----------------  -----------------

OTHER INCOME                                                     687               2,552               3,674             16,281
                                                      ---------------   -----------------    ----------------  -----------------

NET INCOME (LOSS)                                             15,338             (59,075)           (179,386)          (157,000)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustments                 (1,094)                 66              (3,393)              (432)
                                                      ---------------   -----------------    ----------------  -----------------

COMPREHENSIVE INCOME (LOSS)                                 $ 14,244           $ (59,009)         $ (182,779)        $ (157,432)
                                                      ===============   =================    ================  =================


BASIC AND DILUTED LOSS PER SHARE OF
         COMMON STOCK                                         $ 0.00             $ (0.01)            $ (0.02)           $ (0.03)
                                                      ===============   =================    ================  =================

See accompanying notes.


                                                 STRATABASE
                                          STATEMENTS OF CASH FLOWS

                                                                             FOR THE NINE MONTHS ENDED
                                                                       ---------------------------------------
                                                                       September 30, 2001  September 30, 2000
                                                                       ------------------  -------------------
                                                                          (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $        (179,386)  $         (157,000)
     Adjustments to reconcile net loss to net cash from
           operating activities:
     Depreciation and amortization                                                67,959                9,300
        Change in assets and liabilities:
           Accounts receivable                                                   (72,805)              (2,185)
           Prepaids, deposits and other assets                                     6,230               (1,949)
           Hardware inventory                                                    (13,756)                   -
           Other receivables                                                           -                2,172
           Accounts payable                                                      153,889              148,197
           Accrued liabilities                                                    (9,579)                 119
                                                                       ------------------  -------------------
              Net cash from operating activities                                 (47,448)              (1,346)
                                                                       ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Maturus.com                                                         -               (2,250)
     Acquisition of domain names and databases                                   (44,717)              (6,137)
     Acquisition of computer and office equipment                                 (7,674)             (46,057)
                                                                       ------------------  -------------------
              Net cash from investing activities                                 (52,391)             (54,444)
                                                                       ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale or issuance of common stock                                             14,600              402,500
     Payments received from related parties on notes granted
        in exchange for common stock                                             198,000                    -
                                                                       ------------------  -------------------
              Net cash from financing activities                                 212,600              402,500
                                                                       ------------------  -------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (3,393)                (535)
                                                                       ------------------  -------------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                            109,368              346,175
CASH AND CASH EQUIVALENTS, beginning of period                                   219,801                4,696
                                                                       ------------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                               $         329,169   $          350,871
                                                                       ==================  ===================

SCHEDULE OF NONCASH ACTIVITIES
     Related party notes received in exchange for common stock,
        net of payments from related parties                           $         675,000   $                -
                                                                       ==================  ===================
     Issuance of shares for acquisition of domain names
        and database                                                   $               -   $          150,000
                                                                       ==================  ===================

See accompanying notes.

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

Note 1--Basis of Presentation

The accompanying financial statements of Stratabase (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

Operating results for the three month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any future period.

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

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The basic weighted average number of common shares outstanding for the 3-month periods ended September 30, 2001 and 2000, were 7,718,372 and 6,353,772, respectively. The basic weighted average number of common shares outstanding for the nine month periods ended September 30, 2001 and 2000, were 7,251,705 and 6,263,772, respectively.

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

Recently issued accounting standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is not expected to result in a significant impact to net income, as all intangible assets currently have identifiable lives.

Other recently issued FASB statements are not currently applicable to the Company's operations. Management believes these pronouncements will have no material effect upon the Company's financial position or results of operations.

Note 3--Income Taxes

As of September 30, 2001 the Company had available to offset future taxable income, net operating loss carryforwards of approximately $500,000. The carry-forwards will begin expiring in 2016 unless utilized in earlier years.

Deferred income taxes represent the tax effect of differences in timing between financial income and taxable income. A valuation allowance has been provided for the net deferred tax benefit, since it is uncertain if the Company will be able to utilize existing net operating loss carryforwards in future periods.

Note 4--Commitments and Contingencies

Lease commitments - As of September 30, 2001 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada. Future minimum lease payments associated with office space are approximately $2,400 per month.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 for the three month period ended September 30, 2001, have been recorded as management fees in the accompanying financial statements.

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

Substantially all of our revenue has been from the CRM services to our clients and provision of systems integration solutions. Our two main open source software products to date our Relata and Relatamail.

Our open-source CRM software is designed to allow enterprises to conduct relationship management through the use of our sales force automation and email-marketing automation software modules. These solutions allow enterprises to manage sales relationships and contacts, automate forecasting and the sales opportunity pipeline, conduct mass-customized communications, and track and manage large-scale custom marketing campaigns. The source code is open and freely distributed, and available over the Internet to anyone who wants to download it.

Our systems integration solutions have been expanded through our relationships with companies with whom we have authorizations, which includes: Citrix, WYSE, Identix, Intel, Microsoft, 3COM, AMD, Cisco, Hewlett-Packard and others.

The technology on which our software is built is also open-source. The source code itself is written in open-source programming languages. It is designed for use over the Internet, and is accessible through a standard web browser. People who are interested in using or testing our software come to our software website (www.relata.org) to download (acquire) our software, to read documentation that can help them understand the software better, and to submit software questions to our technical support staff. Since our software carries no licensing fees, it is free to download, which users may do anonymously if they so choose. Therefore, in order to properly gauge the demand for our software, we rely on several measurement criteria, two of which are:

(a)      the number of downloads per month
(b) the number of distinct individuals accessing the Relata website each month

The first measurement tells us how many people downloaded (acquired) our software in each month. The second measurement tells us how many people came to the Relata website each month to read our software documentation or to submit technical questions to our staff or to simply acquire more software. The two measurements, while different from each other, are highly correlated, and tend to vary positively with each other. We have noticed a steady increase in both measurements during the past several months. Download and distinct user session data has been tracked by the Company since June 2001 and was as follows:

                                      DISTINCT USER
     MONTH           DOWNLOADS           SESSIONS
--------------------------------------------------------

Jun 2001                       563                1,941
Jul 2001                       714                2,177
Aug 2001                       721                1,720
Sep 2001                     1,384                3,044
Oct 2001                     1,673                3,357


The Company is actively supporting and enhancing the software, which has resulted in increased downloads and distinct user sessions. The software has also generated increased interest from users through the Company's marketing efforts, as well as the positive feedback on open source websites which discuss new software.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

RESULTS OF OPERATIONS

REVENUES

Revenues for the quarter ended September 30, 2001, were $514,292, compared to revenues of $282,939 for the quarter ended September 30, 2000. Revenues for the nine months ended September 30, 2001, were $904,385, compared to revenues of $645,231 for the nine months ended September 30, 2000. The increase in revenues from the prior quarter and from the prior year is attributable to management's focus on obtaining larger CRM service engagements. Revenues for the Company have been highly variable from quarter to quarter due to the volatility of the information technology sector, which affects our revenues to a significant degree.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2001, were $420,848 of which $339,528 consisted of direct marketing expenses (these expenses were incurred to increase our database-marketing related revenues); $62,231 of operating expenses consisted of wages to execute the CRM services, and sales commissions paid to obtain the engagements; $15,793 was for hardware costs incurred on sales for our systems integration solutions; and $3,296 of such expenses consisted of Internet connectivity costs. This is a change from the $248,396 of operating expenses incurred for the quarter ended September 30, 2000. As our sales and hardware divisions continue to be built out and demand for our services and product strengthen, each of the foregoing costs are expected to continue to increase as we grow.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarter ended September 30, 2001, were $78,793 of which $24,000 consisted of management fees to our President and to our Vice President; $5,366 consisted of legal, accounting, and consulting fees; a substantial portion of these fees are incurred because we are a public company. For the quarter ended September 30, 2000, G&A expenses totaled $96,170, of which $24,000 was for management fees paid to our President and Vice President, and $33,139 was for legal, accounting, and consulting fees. The prior year professional fees were significantly higher because of the services required for the amended SB-2 filing, which also required an audit of our financial statements as of June 30, 2000. Depreciation and amortization has increased from the prior year's comparable quarter, as all the previously acquired databases were placed into service and began amortizing in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had $329,169 in cash and cash equivalents. Although we have reported positive net income this quarter, losses from operations may occur in the future as we continue to grow the business. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

The Company has no long-term debt. Management believes that its available cash, together with operating revenues, will be sufficient to fund the Company's working capital requirements. The Company's management further believes it has and can generate sufficient liquidity to implement its expansion activities. The Company has no long-term employment contracts and can reduce its work-force, as necessary, if revenues are not sufficient to support its existing operations or until additional funding can be obtained.

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

Item 5.  Other information.

1) On July 4, 2001 the Company advised its B and C warrant holders that the expiration dates of the B and C warrants had been extended to January 7, 2002.
2) The Company has established an audit committee consisting of Trevor Newton, Fred Coombes, and Matt Dion.
3)       On October 1, 2001, John Tarves resigned from the Board of Directors.

Item 6.  Exhibits and reports on Form 8-K.

(a)      Exhibits.  None.

(b)      Reports on Form 8-K.  None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                           STRATABESE

Date:     November 13, 2001       By:/s/ Trevor Newton
                                     ------------------
                                     Trevor Newton
                                     Chairman, President, Chief Executive
                                     Officer, Secretary and Treasurer (principal
                                     executive and financial officer)




Date:     November 13, 2001      By  /s/ Fred Coombes
                                     ----------------
                                     Fred Coombes
                                     Vice President of Corporate
                                     Development