Form 10KSB
period 2001-12-31
STRATABASE COM
filed 2002-04-01
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE  YEAR  ENDED  DECEMBER  31, 2001     COMMISSION FILE NUMBER:  333-85011

                                   STRATABASE
               (Name  of  small  business  issuer  in  its  charter)

     NEVADA                                                    88-0414964
(State  or other jurisdiction of incorporation              (I.R.S. Employer
          or organization)                                  Identification  No.)

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes     [  X  ]     No     [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  to  this  Form  10-KSB.   [   ]

     The  issuer's  revenues  for  its  most recent fiscal year were $2,360,452.

     Based on the closing sales price of the Common Stock on March 1, 2002, the aggregate market value of the voting stock of registrant held by non-affiliates was $4,818,580.

     The registrant has one class of Common Stock with 7,718,372 shares outstanding as of March 1, 2002.

     The registrant has one class of Preferred Stock with no shares outstanding as of March 1, 2002.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

     Transitional Small Business Issuer Disclosure Format (check one): YES [ ] NO [X].

                                   STRATABASE
                                TABLE OF CONTENTS

                                                                            PAGE


PART  I                                                                        1
     Item  1.     Description  of  Business                                    1
     Item  2.     Description  of  Property                                    4
     Item  3.     Legal  Proceedings                                           5
     Item  4.     Submission  of  Matters  to  a  Vote of Security Holders     5

PART  II                                                                       5
     Item  5.     Market for Common Equity and Related Stockholder Matters     5
     Item  6.     Management's Discussion and Analysis or Plan of Operation    6
     Item  7.     Financial  Statements                                       10
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial  Disclosure                        10

PART  III                                                                     10
     Item  9.     Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with  Section  16(a)  of  the
                  Exchange  Act                                               10
     Item 10.     Executive  Compensation                                     11
     Item 11.     Security Ownership of Certain Beneficial Owners and
                  Management                                                  12
     Item  12.    Certain  Relationships  and  Related  Transactions          14
     Item  13.    Exhibits  and  Reports  on  Form  8-K                       15

                                     PART I
                                    -------

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

Stratabase develops Customer Relationship Management (CRM) software for its clients and for general distribution, and also sells systems integration solutions to enterprises.

Our revenue has been from CRM services to our clients and the provision of systems integration solutions. Our main software product to date is called "Relata".

Our CRM software is designed to allow enterprises to conduct relationship management through the use of our sales force automation and email-marketing automation software modules. These solutions allow enterprises to manage sales relationships and contacts, automate forecasting and the sales opportunity pipeline, conduct mass-customized communications, and track and manage large-scale custom marketing campaigns. Our solutions also allow users to synchronize their data with their portable computing devices.

Much of the source code of the software we develop is open and freely distributed, and available over the Internet to anyone who wants to download it. However, we have also been developing proprietary software for which we intend to keep the source code protected.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998 and commenced operations in January 1999. For the period from inception to December 31, 1999, we operated in the development stage. Substantially all activity during this period through 1999 was devoted to the raising of equity capital and development of our long-term business model, up until the completion of our initial public offering in February 2000. Our headquarters are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

OVERVIEW  OF  THE  CRM  INDUSTRY

Over the last decade a software-category has developed known as Customer Relationship Management (CRM). CRM software applications facilitate communications between businesses and customers. The Customer Relationship Management market is large, and is currently valued at $13.5 billion in North America and is projected to grow to $27.8 billion in 2005, according to the Aberdeen Group. The Aberdeen Group is an information technology market analysis firm and was founded in 1988. Several other research and analysis firms in the information technology sector are also projecting continued growth in the Customer Relationship Management category, including the Gartner Group and International Data Group (IDG). IDG is a technology media and research company that was founded in 1964. The Gartner Group is a research and advisory firm that was founded in 1979.

Some Customer Relationship Management software is designed for a specific area of need known as sales force automation. Other CRM software is designed for customer support. Still other CRM software is designed to improve the efficiency of marketing communications. In fact, there are several subcategories of CRM software, all of which in various ways support the efforts of businesses to communicate with their customers.

Large vendors of CRM software such as Siebel Systems have attempted to add Internet functionality to their existing product lines. Simultaneously, dozens of new companies have emerged which have created new CRM software solutions with more support for Internet based communications. The number of CRM vendors is loosely estimated at several hundred competitors.

THE  STRATABASE  SOLUTION

We engineer what we believe to be advanced web-based CRM software, focused on the provision of sales force automation and email marketing automation. We have also developed software which synchronizes data between portable computing devices and our main software application, "Relata".

THE  CRM  SOFTWARE  WE  HAVE  DEVELOPED  IS:

- flexible and scalable--capable of managing and conducting communications with millions of customers and prospects;
-    functional--able  to  handle  many  users;
- adaptable--allowing the user to modify the software to meet particular needs and requirements; and
-    reliable--constantly  monitored  and  improved  by  our  engineers

In addition to offering technically advanced software, we provide users of the CRM software we have developed with extensive written documentation and limited installation support. Our technical team has prepared manuals and other documentation that accurately and clearly describes the many features of this software and advises the user on how best to implement these features. In addition, we make the software available to users via download from the Internet.

PROFESSIONAL  SERVICES

We offer a limited range of services relating to the development and use of the CRM software we have created. While these services include technical support, custom development, and consulting, the primary source of our revenue has been in the provision of web-based CRM services for our clients. We bill our clients on a project basis as opposed to an hourly basis.

STRATEGY

Our objective is to enhance our position as a leading worldwide developer and provider of advanced CRM software and services, both via traditional channels and the Internet. The key elements of our strategy are:


-     EXPAND  CRM-RELATED  SERVICE  CAPABILITIES

We believe that we must expand our CRM-related services capabilities to address the market need for effective CRM solutions. We believe that we must increase our capacity to offer these solutions if we are to be able to establish ourselves as a premier CRM software provider.

-     CONTINUE  TO  INVEST  IN  THE  DEVELOPMENT  OF  CRM  SOFTWARE

We intend to continue to invest significant resources in the development of our CRM software. We expect this continued investment to take the form of increased expenditures on internal development efforts. We expect that, through these efforts, we will foster the advancement of our CRM software, thereby allowing us to provide more effective CRM-related solutions to our partners and clients.

- IN ORDER TO EXPAND OUR CRM-RELATED SERVICE CAPABILITIES AND DEVELOP OUR CRM SOFTWARE, WE INTEND TO:

     -increase  the  size  of  our  sales  force
     -increase  the  number  of  software  programmers  we  employ
     -increase  our  marketing  expenditures
     -expand  our  product  and  service  line

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

In the newer and rapidly evolving open source CRM software arena, we are aware of no other public companies that provide open source CRM software solutions.

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

Software markets are not always characterized by traditional barriers to entry that are found in many traditional markets. This is even more so the case for open source software. Anyone can copy, modify and redistribute the open source software. Accordingly, new competitors or alliances among competitors can emerge and rapidly acquire significant market share.

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

INTELLECTUAL  PROPERTY

The CRM software we have developed falls into two categories: open source, and proprietary.

The open source CRM software we have developed has been made available for licensing under the GNU General Public License (GPL), pursuant to which anyone, generally, may copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work is made available to the public under the same terms. Therefore, although we retain the copyrights to the code that we develop ourselves, due to the GPL and the open source nature of our software, the intellectual property contained within the software does not belong to us, nor to anyone else. That is the nature of open source software. However, we do enter into confidentiality and nondisclosure agreements with our employees and consultants.

Unlike our open source software, our proprietary software is not yet distributed to the general public.

We are pursuing registration of some of our trademarks in the U.S. However we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. Although we have begun the registration process of our trademarks in the U.S., it is not yet complete. Additionally, we do not have any assurances that the trademark applications will be successful. Failure to adequately protect our trademark rights could harm or even destroy the Stratabase brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, operating results and financial condition.

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

EMPLOYEES

As of March 15, 2002, we had 8 employees, including our two officers, Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO, and Mr. Fred Coombes, Vice President of Corporate Development and a Director. Mr. Newton supervises all aspects of the company including sales and technical development. It is anticipated that we will need to add additional managerial, sales, technical and administrative staff in the future in order to realize our business objectives.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

We do not own any real property. Our primary offices are approximately 2,000 square feet located at 34595 3rd Avenue, #101, Abbotsford, B.C., V2S.8B7, Canada. The office is leased for a two-year lease that commenced on February 1, 2001. The monthly rent is approximately $1,000. We also lease office space in Vancouver, British Columbia. The office space is leased at $750 per month under a one year lease agreement that commenced on March 27, 2001. We believe that the facilities will be adequate for the foreseeable future. All costs described in this section are stated in U.S. dollars as converted from Canadian dollars. Accordingly, the costs may vary to some degree with the currency exchange rate.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

We are not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against us. We know of no material legal proceedings pending or threatened, or judgments entered against any of our Directors or Officers in their capacity as such.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                  PART  II
                                  --------

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

In July 2000 our common stock began trading on the Nasdaq Stock Market, Inc. Over the Counter Bulletin Board under the symbol "SBSF.OB". Prior to that, there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2001 and 2000, respectively:

Calendar  Year          High  Bid     Low  Bid
--------------          ---------     --------

2001:
-----

First  quarter           $1.84         $0.75
Second  quarter          $2.50         $0.63
Third  quarter           $2.50         $1.01
Fourth  quarter          $2.00         $1.20

2000:
-----

First  quarter             N/A           N/A
Second  quarter            N/A           N/A
Third  quarter           $3.00        $1.375
Fourth  quarter         $1.875         $0.75

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report. The Company estimates that as of March 01, 2002 there were approximately 200 to 500 holders of record of the Common Stock. As of March 1, 2002, there had been no dividends declared on the Company's Common Stock.

OUR  TRANSFER  AND  WARRANT  AGENT

We have appointed Securities Transfer Corp., with offices at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, (469)633-0101, as transfer agent for our shares of common stock and warrants. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common and preferred shares of stock.

DIVIDEND  POLICY

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company did not offer for sale or sell any securities during the last quarter of 2001.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on the Company's results of operations are:

- General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

- Increased competition in the Internet; Internet capacity; general risk of the Internet.

- Success of operating initiatives; changes in business strategy or development plans; management of growth;

-    Availability,  terms  and  deployment  of  capital;

-    Costs  and  other  effects  of  legal  and  administrative  proceedings;

- Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

-    Development  risks;  risks  relating  to the availability of financing, and

-    Other  factors  referenced  in  this  Report.

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

OVERVIEW

Item  1.  Description  of  Business

We develop Customer Relationship Management (CRM) software for our clients and for general distribution, and also sells systems integration solutions to enterprises.

Our revenue has been from CRM services to our clients and the provision of systems integration solutions. Our main software product to date is called "Relata".

Our CRM software is designed to allow enterprises to conduct relationship management through the use of our sales force automation and email-marketing automation software modules. These solutions allow enterprises to manage sales relationships and contacts, automate forecasting and the sales opportunity pipeline, conduct mass-customized communications, and track and manage large-scale custom marketing campaigns. Our solutions also allow users to synchronize their data with their portable computing devices.

Much of the source code of the software we develop is open and freely distributed, and available over the Internet to anyone who wants to download it. However, we have also been developing proprietary software for which we intend to keep the source code protected.

Our hardware solutions have been expanded through our relationships with the following companies with whom we have authorizations: Intel, Western Digital, Maxtor, Microsoft, Viewsonic, Adaptec, 3COM, AMD, Cisco, Acer, Corel, and Hewlett-Packard.

Should we be able to generate sufficient liquidity to fund continued expansion, we intend to:

-  increase  the  size  of  our  salesforce
-  increase  the  number  of  software  programmers  we  employ
-  increase  our  marketing  expenditures
-  expand  our  product  and  service  line

People and businesses who are interested in using or testing our software come to our software website (www.relata.org) to download (acquire) our software, to read documentation that can help them understand the software better, and to submit questions to our technical support staff. That portion of our software which is open source carries no licensing fees, and so it is free to download. To quantify the demand for our software, two metrics we use are:

(a)      the  number  of  downloads  per  month
(b) the number of distinct individuals accessing the Relata website each month

The first measurement tells us how many people downloaded our software in each month. The second measurement tells us how many people came to the Relata website each month to read our software documentation or to submit technical questions to our staff or to simply acquire more software. The two measurements, while different from each other, are highly correlated, and tend to vary positively with each other. We have noticed a steady increase in both measurements during the past year. Download and distinct user session data has been tracked by the Company since June 2001 and is as follows:

                                       DISTINCT USER
     MONTH           DOWNLOADS           SESSIONS
------------------------------------------------------------------

Jun  2001             563                   1,941
Jul  2001             714                   2,177
Aug  2001             721                   1,720
Sep  2001           1,384                   3,044
Oct  2001           1,673                   3,357
Nov  2001           1,307                   2,706
Dec  2001           1,716                   2,550
Jan  2002           2,023                   3,853
Feb  2002           2,727                   3,543

The Company is actively supporting and enhancing the software, which has resulted in increased downloads and distinct user sessions. The software has also generated increased interest from users through the Company's marketing efforts, as well as the positive feedback on websites which discuss new software.

The technology on which our software is built is also open source. The source code itself is written in open-source programming languages. It is designed for use over the Internet, and is accessible through a standard web browser. Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

RESULTS  OF  OPERATIONS

REVENUES

Revenues for the twelve months ended December 31, 2001, were $2,360,452, compared to revenues of $1,313,579 for the same period in 2000. Revenues for the three months ended December 31, 2001, were $1,456,067, compared to revenues of $668,348 for the three months ended for the same period in 2000. In 2001, revenue attributable to systems integration and hardware sales was only $113,822. The increase in fiscal 2001 revenues over fiscal 2000 is attributable to management's focus on obtaining larger CRM service engagements, which are billed on a project basis. Revenues for the Company have been highly variable from quarter to quarter due to the volatility of the information technology sector, which affects our revenues to a significant degree. The Company also recognized $154,000 as a gain on the sale of marketable securities received in exchange for services rendered in 2001. The gain is reported as part of other income and is considered nonrecurring.

OPERATING  EXPENSES

Operating expenses for the twelve months ended December 31, 2001, were $1,607,102 of which $1,185,968 consisted of marketing expenses (these expenses were incurred to increase our database-marketing related revenues); $307,897 of operating expenses consisted of wages to execute the CRM services, and sales commissions paid to obtain the engagements; $100,908 was for hardware costs incurred on sales for our systems integration solutions; and $12,329 of such expenses consisted of Internet connectivity costs. This is a change from the $1,060,311 of operating expenses incurred for the same period in 2000. As our sales continue to be built out and demand for our services and products strengthen, each of the foregoing costs are expected to continue to increase.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and Administrative (G&A) expenses for the twelve month period ended December 31, 2001, were $441,571 of which $96,000 consisted of management fees to our President and to our Vice President; $83,183 consisted of legal, accounting, and consulting fees; a substantial portion of these fees are incurred because we are a public company. For the twelve month period ended December 31, 2000, G&A expenses totaled $357,483, of which $96,000 was for management fees paid to our President and Vice President, and $93,459 was for legal, accounting, and consulting fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2001, we had $1,265,457 in cash and cash equivalents. Although we have reported positive net income for fiscal 2001, losses from operations may occur in the future as we continue to grow the business.

The Company has no long-term debt. Management believes that its available cash, together with operating revenues, will be sufficient to fund the Company's working capital requirements. The Company's management further believes it has and can generate sufficient liquidity through internal cash flow to implement its expansion activities. The Company has no long-term employment contracts and can reduce its work force, as necessary, if revenues are not sufficient to support its existing operations.

In addition, the Company may raise additional capital to fund expansion, take advantage of acquisition opportunities, develop or enhance services, or respond to competitive pressures. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, then existing stockholders will experience dilution of their ownership interest.

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

SHARE  CAPITAL

We are currently authorized to issue 25,000,000 shares of common stock. As of today, we have issued, 7,718.372 shares of common stock, for a total capital contribution of $1,001,709.

 The company's Class A Warrants, which were exercisable at $1.00, expired on January 7, 2001. These warrants were part of the initial public offering units which consisted of one share of Common Stock, on Class A Warrant, one Class B Warrant and one Class C Warrant. The Class B Warrants and Class C Warrants, were exercisable for one share of Common Stock at $3 and $5, respectively. In July 2001 warrant holders of the Class B and C Warrants were notified that the expiration date of their warrants would extended to January 7, 2002. The warrants were allowed to expire on January 7, 2002, at which time no Class B or C Warrants had been exercised.

Each share of our common stock has equal, noncumulative voting rights and participates equally in dividends, if any. The common stock has no sinking fund provisions applicable to it. The shares are fully paid for and nonassessable when issued. In addition, we have issued an aggregate of 1,750,000 options to purchase our common stock at a price range of $.50 - $1.45 per share pursuant to our 2000 Stock Incentive Plan, consisting of a share purchase plan and a share option plan, of which 1,050,000 had been exercised at December 31, 2001. Shares fully vested at December 31, 2001, totaled 477,500. We reserved 1,750,000 shares for grant to employees and directors under the 2002 Stock Incentive Plan. No options have been issued from this plan. Except for these warrants and options, there are no outstanding options, warrants, or rights to purchase any of the securities of the company and we do not plan to issue any.

We authorized the issuance of up 1,000,000 shares of preferred stock, with timing and terms at the discretion of the board of directors. No shares of preferred stock had been issued as of December 31, 2001.

CRITICAL  ACCOUNTING  POLICIES

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, office equipment, databases and domain name lives, deferred income tax benefits, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

-    The  first-in,  first-out  (FIFO)  method  to  value  our  inventories; and

- The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

- We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

 These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.


ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

The financial statements listed in the accompanying Index at Item 13(a) are filed as part of this report.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

NONE.

                                    PART III
                                    --------

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2001 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal.

The following sets forth the names and ages of our directors and executive officers:

NAME                   AGE     POSITION
----                   ---     --------


Trevor  Newton          32     President,  Secretary, Treasurer, Chairman of the
                               Board  of  Directors, Chief  Operating  and
                               Executive  Officer

Fred  Coombes           48     Vice  President  of  Corporate  Development  and
Director

John  Tarves            47     Director  (resigned  in  2001)

Matt  Dion              32     Director


TREVOR NEWTON, since our incorporation to the present, has been our President, Secretary, Treasurer, Chairman of the Board of Directors, Chief Operating and Executive Officer. Mr. Newton oversees all aspects of operations and business development for the Company. Mr. Newton graduated from Simon Fraser University in 1993 with a Masters Degree in Economics, and from the University of Victoria in 1991 with a Bachelor of Science degree in Economics. From 1994 to 1995 Mr. Newton taught Economics and Statistics at the University College of Fraser Valley, and from February 1996 until October 1996, Mr. Newton was a registered representative with a broker-dealer. From October 1996 until 1999, Mr. Newton was employed at Stockscape.com, a publicly traded financial website which has published dozens of financial newsletters and delivered financial information, such as stock quotes and news, to its users 24 hours a day. His responsibilities at Stockscape included the overseeing of all aspects of operations such as programming, content development, technical infrastructure and marketing.

FRED COOMBES, since our inception to the present, has been one of our Directors and since January 20, 1999, to the present our Vice-President of Corporate Development. Since 1987 to the present, Mr. Coombes has also acted as the President of Co-ab Marketing, Ltd., an investor and corporate relations firm. Presently, he devotes himself fulltime to our affairs.

JOHN TARVES resigned as a member of the Board of Directors in October 2001. Mr. Tarves had been one of our Directors since our incorporation. Since 1979, Mr. Tarves has been a secondary school teacher in the Chichester School District in Boothwyn, Pennsylvania. He is a member of the school district's Technology Leadership Team and has initiated an Internet usage program in the classroom. Mr. Tarves has a B.A. degree from St. Francis College (Loretto, PA) and an M.A. degree from Fairfield University (Fairfield, CT.).

MATT DION has served on the Board of Directors of Stratabase since December 2000. Matt has extensive background in the software industry, and has been with Seagate Software for the past 8 years. Prior to joining Seagate, Matt was with Microsoft Canada.

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

To the Company's knowledge, based solely on the Company's review of Forms 3 (Initial Statement of Beneficial Ownership of Securities), Forms 4 (Statement of Changes in Beneficial Ownership) and Forms 5 (Annual Statement of Changes in Beneficial Ownership) furnished to the Company with respect to the fiscal year ended December 31, 2001, no persons failed to file any such form in a timely manner.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2001, 2000 and 1999, for services of the executive officers. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2001, 2000 or 1999.



SUMMARY  OF  ANNUAL  COMPENSATION

Name  and                           Year  ended            Year  ended          Period  ended
Principal Position                 December 31, 2001     December 31, 2000     December 31, 1999
------------------                 -----------------     -----------------     -----------------

Trevor  Newton,  Chairman  of
the  Board,  President,  Secretary,
Treasurer  and  Chief  Operating  and
Executive Officer                           $60,000               $60,000             $55,000

Fred  Coombes,
Vice  President  of  Corporate
Development  and  Director                  $36,000               $36,000             $     0

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                      (INDIVIDUAL GRANTS)


                                                Percent Of Total
                          Number Of Securities   Options/SARs
                               Underlying         Granted To     Exercise or
                          Options/SARs Granted   Employees In    Base Price
Name                               (#)            Fiscal Year      ($/Sh)      Expiration Date
(a)                                (b)                (c)            (d)             (e)
-----------------------  ----------------------  --------------- ------------- -----------------
Trevor Newton,
President, Secretary,
Treasurer, Chairman of
the Board of Directors,
Chief Operating and
Executive Officer                     225,000/0      31.91%/0%  $        0.60  April 10, 2011




               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES


                                                                      Number Of
                                                                      Unexercised      Value Of
                                                                      Securities       Unexercised
                                                                      Underlying       In-The-Money
                                                                      Options/SARs At  Option/SARs At
                                 Shares Acquired                      FY-End (#)       FY-End ($)
                                   On Exercise      Value Realized    Exercisable/     Exercisable/
Name                                   (#)               ($)          Unexercisable    Unexercisable
(a)                                    (b)               (c)              (d)              (e)
-------------------------------  ----------------  ----------------  --------------  ---------------
Trevor Newton, President,
Secretary, Treasurer, Chairman
of the Board of Directors,
Chief Operating and Executive
Officer                              400,000           $200,000        225,000/0      $274,500/$-0-
-------------------------------  ----------------  ----------------  --------------  ---------------
Fred Coombes, Vice President
of Corporate Development and
Director                             350,000           $350,000           0/0           $-0-/$-0-
-------------------------------  ----------------  ----------------  --------------  ---------------



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following provides the names and addresses of (i) each person known to us to beneficially own more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and 35.12%directors as a group. Except as otherwise indicated, all shares are owned directly.

As of March 1, 2002, there were 7,718,372 shares of common stock outstanding, plus 477,500 vested stock options to purchase our common stock at prices ranging from $0.50 to $1.45 per share.

Officers, Directors,
 5% Shareholder                        No. of Shares     Beneficial Ownership %
 ---------------                        -------------    ----------------------

Trevor  Newton                          2,935,400    (1)       36.95%
c/o  Stratabase
34314  Marshall  Road
Abbotsford,  B.C.
V25  112  Canada

Mary  Martin                            1,282,072    (2)       16.61%
248  West  Park  Avenue
Long Beach, NY 11561

Fred  Coombes                           1,042,300    (3)       13.50%
c/o  Stratabase
34314  Marshall  Road
Abbotsford,  B.C.
V25  112  Canada

Matt  Dion                                 61,361     (4)    Less than 1%
c/o  Stratabase
34314  Marshall  Road
Abbotsford,  B.C.
V25  112  Canada

New  Horizons  LP
248  West  Park  Avenue
Long Beach, NY  1151                      795,000             10.30%



All  Directors  and  executive
officers  as  a Group (3 persons)*       4,039,061            50.85%

(1)Includes 225,000 options to purchase common stock at a purchase price of $0.60 per share, all of which are vested.

(2) The general partner and a minority limited partner of New Horizons LP is Joe MacDonald, who is married to Mary Martin. The number indicated above does not include the shares owned by New Horizons LP, all of which Ms. Martin disclaims beneficial ownership.

(3) Includes 30,000 shares of common stock owned by Mr. Coombes' daughters, Candice Coombes, Mackenzie Coombes and Carley Coombes.

(4) Number indicated represents options to purchase common stock at $1.45 per share, all of which are vested.

*  These  shares  are  attributed  to Trevor Newton, Fred Coombes and Matt Dion.


The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

As of March 1, 2001, there were 7,718,372 shares of Common Stock outstanding and approximately 200-500 shareholders.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

During the 2001 fiscal year, the Company paid management fees of $60,000 to Mr. Trevor Newton, the Chairman, President, Chief Operating and Executive Officer, Secretary and Treasurer, and $36,000 to Mr. Fred Coombes, the Vice President of Corporate Development. This was the only cash compensation received by such individuals from the Company. During the 2000 fiscal year, the Company paid Mr. Newton and Mr. Coombes $60,000 and $36,000, respectively, as management fees.

The Company has no employment or any similar agreements with the foregoing individuals or any other person.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------


(a)  Exhibits.

                                    EXHIBITS

Exhibit  No.              Description

3.1     Certificate  of  Incorporation  of  Registrant.*
3.2 Registrant's Certificate of Amendment of Registrant's Certificate of Incorporation.**
3.3     By-Laws  of  Registrant.*
4.1     Specimen  common  stock  certificate.*
10.2    Lease  with  SGS  Enterprises.*
10.3    Internet  Business  Service  Agreement  with  BCTEL.***
10.4    Distributor  Agreement  with  COMTEX***
10.5    Stock  Option  Plan  ****
10.6    Internetworking  Services  Agreement  with  Telus  Advanced
        Communications.*
10.7    Lease  Agreement  with  George  P.  and  Sandra  J.  Andreasen***
10.8    2002  Stock  Option  Plan*****
24.2    Consent  of  Moss  Adams  LLP.

*     Previously  filed  with  the  Company's  Form  SB-2  on  August 8, 1999.

**    Previously filed  with  the Company's Information Statement in June 2001.

*** Previously filed with the Company's Form 10-KSB for the year ended December 31, 2000.

****  Previously filed with the Company's Form S-8 on January 29, 2000.

***** Previously filed with the Company's Form S-8 filed on February 12, 2002


(b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the last quarter of 2001.

                                   SIGNATURES
                                   ----------

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                STRATABASE

                           By  /s/  Trevor  Newton
                               -------------------
                               Trevor  Newton
Dated:  March  26,  2002       Chairman,  President,  Chief  Executive
                               Officer,  Secretary  and  Treasurer



                           By  /s/  Fred  Coombes
                               -------------------
                               Fred  Coombes
                               Vice  President  of  Corporate Development



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Trevor  Newton          Chairman,  President,  Chief  Executive
-------------------          Officer,  Secretary  and Treasurer          Dated: March 26, 2002
                            (Principal  Executive  Officer  and
Trevor  Newton               Principal  Financial  Officer)



 /s/  Fred  Coombes          Vice President of Corporate Development     Dated:  March 26, 2002
-------------------
Fred  Coombes


                                   STRATABASE
                                   __________

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                                   __________

                           DECEMBER 31, 2001 AND 2000


CONTENTS
--------


                                                                        PAGE

INDEPENDENT  AUDITOR'S  REPORT                                             F-1


                              FINANCIAL STATEMENTS
     Balance  sheets                                                 F-2 - F-3
     Statements  of  operations  and  comprehensive  income (loss)   F-4 - F-5
     Statements  of  changes  in  shareholders'  equity                    F-6
     Statements  of  cash  flows                                     F-7 - F-8
     Notes  to  financial  statements                                      F-9

INDEPENDENT  AUDITOR'S  REPORT


The  Board  of  Directors  and  Shareholders
Stratabase


We have audited the accompanying balance sheets of Stratabase as of December 31, 2001 and 2000, and the related statements of operations and comprehensive income
(loss), changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratabase as of December 31, 2001 and 2000, and the changes in its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Portland,  Oregon
February  27,  2002

                                                                      STRATABASE
                                                                  BALANCE SHEETS
                                                                  --------------

                                     ASSETS

                                                        DECEMBER 31,

                                                     2001        2000
                                                  ----------- ---------

CURRENT ASSETS
  Cash                                            $1,265,457   $219,801
  Accounts receivable, net of allowance for
    doubtful accounts of $8,500 for
    2001 and 2000                                     12,815    120,946
  Employee receivable                                  5,977      6,872
  Inventory                                           21,363     12,504
  Prepaid expenses                                         -      3,965
                                                  -----------  ---------

      Total current assets                         1,305,612    364,088
                                                  -----------  ---------

OFFICE EQUIPMENT, AT COST
  Computer hardware                                   75,597     69,561
  Computer software                                   12,427      5,440
  Office furniture and equipment                      12,137     10,212
                                                  -----------  ---------

                                                     100,161     85,213
  Less accumulated depreciation and amortization     (40,571)   (18,425)
                                                  -----------  ---------

      Net office equipment                            59,590     66,788
                                                  -----------  ---------

OTHER ASSETS
  Deferred income taxes                               45,548          -
  Databases and domain names, net                    629,479    146,281
                                                  -----------  ---------

      Total other assets                             675,027    146,281
                                                  -----------  ---------

TOTAL ASSETS                                      $2,040,229   $577,157
                                                  ===========  =========


See accompanying notes.
                                      -F2-

                                                               STRATABASE
                                                          BALANACE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      DECEMBER 31,

                                                    2001        2000
                                                 ----------- ----------

CURRENT LIABILITIES
  Accounts payable                               $  841,944   $  90,944
  Accrued liabilities                                 2,685      15,100
  Income taxes payable                               50,265           -
                                                 ----------- ----------
      Total current liabilities                     894,894     106,044
                                                 ----------- ----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)


SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value; 1,000,000
    shares authorized and unissued                        -           -
  Common stock, $.001 par value; 25,000,000
    shares authorized, 7,718,372 and 6,653,772
    shares issued and outstanding at
    December 31, 2001 and 2000, respectively          7,719       6,654
                                                 ----------- ----------
  Additional paid-in capital                      1,515,615     782,455
  Retained earnings (accumulated deficit)           106,082    (315,164)
  Related-party notes received in exchange for
    common stock                                   (477,000)          -
  Accumulated comprehensive loss                     (7,081)     (2,832)
                                                 ----------- ----------

      Total shareholders' equity                  1,145,335     471,113
                                                 ----------- ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                         $2,040,229   $ 577,157
                                                 ===========  ==========


See accompanying notes.
                                      -F3-

                                                                   STRATABASE
                      STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                YEARS ENDED DECEMBER 31,
                                                ------------------------

                                                    2001        2000
                                                 ----------  ----------
REVENUE                                          $2,360,452  $1,313,579
                                                 ----------  ----------

OPERATING EXPENSES
  Direct marketing                                1,185,968     602,502
  Hardware cost of sales                            100,908           -
  Commissions                                        48,403     245,535
  Wages and subcontracting costs                    259,494     197,563
  Internet connectivity                              12,329      14,711
                                                 ----------  ----------

      Total operating expenses                    1,607,102   1,060,311
                                                 ----------  ----------

      Net revenues                                  753,350     253,268
                                                 ----------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Management fees                                    96,000      96,000
  Legal, accounting, and consulting fees             83,183      93,459
  Rent                                               32,563      27,684
  Office                                             22,067      27,649
  Advertising                                        27,210      17,138
  Depreciation and amortization                      91,459      25,501
  Telecommunications                                 12,058      12,512
  Bad debt expense                                   29,818       9,397
  Wages and benefits                                 13,313      13,869
  Other expenses                                     33,900      34,274

      Total general and administrative expenses     441,571     357,483
                                                 ----------  ----------

OTHER INCOME
  Interest income                                     4,809       7,159
  Gain on sale of marketable equity securities      154,000           -
                                                 ----------  ----------

      Total other income                            158,809       7,159
                                                 ----------  ----------

See accompanying notes.
                                      -F4-

                                                                   STRATABASE
                      STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)




                                           YEARS ENDED DECEMBER 31,
                                           ------------------------

                                               2001       2000
                                             ---------  ---------

NET INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                             $470,588   $(97,056)
                                             ---------  ---------
     Provision for income taxes                49,342          -
                                             ---------  ---------

NET INCOME (LOSS)                             421,246    (97,056)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments     (4,249)    (2,303)
                                             ---------  ---------

COMPREHENSIVE INCOME (LOSS)                  $416,997   $(99,359)
                                             =========  =========

BASIC INCOME (LOSS) PER SHARE
  OF COMMON STOCK                            $   0.06   $  (0.02)
                                             =========  =========

DILUTED INCOME (LOSS) PER SHARE
  OF COMMON STOCK                            $   0.05   $  (0.02)
                                             =========  =========




See accompanying notes.
                                      -F5-

                                                                    STRATABASE
                                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                      RETAINED               ACCUMULATED
                                                         ADDITIONAL   EARNINGS    RELATED-     OTHER          TOTAL
                                         COMMON STOCK     PAID-IN  (ACCUMULATED    PARTY    COMPREHENSIVE   SHAREHOLDERS'
                                      SHARES    AMOUNT    CAPITAL     DEFICIT)     NOTES       LOSS          EQUITY

                                    ---------  --------  ----------  ----------  ---------  ----------   ----------
BALANCE, DECEMBER 31, 1999          5,543,772   $ 5,544  $  231,065  $(218,108)  $       -   $   (529)   $   17,972

Issuance of common stock at
 $.0025 per share (February
 2000)                                 10,000        10       2,490          -           -          -        2,500

Issuance of common stock at
 $.25 per share (February 2000)       800,000       800     399,200          -           -                 400,000

Issuance of common stock at
..50 per share for domain name
 and database (September 2000)        300,000       300     149,700          -           -          -      150,000

Net loss and comprehensive loss             -         -           -    (97,056)          -     (2,303)     (99,359)
                                    ---------  --------  ----------  ----------  ---------  ----------  ----------

BALANCE, DECEMBER 31, 2000          6,653,772     6,654     782,455   (315,164)          -     (2,832)     471,113


Exercise of Class A warrants, at
1.00 (January 2001)                   14,600        15      14,585          -           -          -       14,600

Exercise of stock options,
750,000 shares at $.50 per share
 for officers and 300,000 shares
at $1.00 per share for employees
(April 2001)                        1,050,000     1,050     673,950          -           -          -      675,000

Related-party notes received in
exchange for common stock                   -         -           -          -    (675,000)         -     (675,000)

Payment on related-party notes
   Receivable                               -         -           -          -     198,000          -      198,000

U.S. income tax benefit from
   stock options exercised                  -         -      44,625          -           -          -       44,625

Net income and comprehensive
income (loss)                               -         -           -    421,246           -     (4,249)     416,997
                                    ---------  --------  ----------  ----------  ---------  ----------  ----------

BALANCE, DECEMBER 31, 2001          7,718,372   $ 7,719  $1,515,615  $ 106,082   $(477,000)  $ (7,081)  $1,145,335
                                    =========  ========  ==========  ==========  =========  ==========  ===========

See accompanying notes.
                                      -F6-

                                                                                   STRATABASE
                                                                      STATEMENTS OF CASH FLOW

                                                            YEARS ENDED DECEMBER 31,
                                                           ------------------------

                                                                2001         2000
                                                             -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $  421,246   $ (97,056)
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Depreciation and amortization                                91,459      25,501
    Provision for deferred income taxes                         (45,548)          -
    U.S. income tax benefit from stock options exercised         44,625           -
    Write-off of investment in Maturus.com, Inc.                  2,250           -
    Services rendered for acquisition of databases              (88,473)          -
    Change in assets and liabilities:
      Accounts receivable                                       108,131     (87,981)
      Employee receivable                                           895      (6,872)
      Prepaid expenses                                            3,965      (3,965)
      Inventory                                                  (8,859)    (12,504)
      Accounts payable                                          751,000      76,780
      Accrued liabilities                                       (12,415)    (18,101)
      Income taxes payable                                       50,265           -
                                                             -----------  ----------
        Net cash from operating activities                    1,318,541    (124,198)
                                                             -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Maturus.com, Inc.                                     -      (2,250)
  Acquisition of domain names and databases                    (466,288)     (6,532)
  Acquisition of office and computer equipment                  (14,948)    (52,112)
                                                             -----------  ----------
        Net cash from investing activities                     (481,236)    (60,894)
                                                             -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of Class A warrants                     14,600     402,500
  Payments on related-party notes received in exchange for
    common stock                                                198,000           -
                                                             -----------  ----------
        Net cash from financing activities                      212,600     402,500
                                                             -----------  ----------

See accompanying notes.
                                      -F7-

                                                                   STRATABASE
                                                      STATEMENTS OF CASH FLOW

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------

                                                                  2001        2000
                                                              -----------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        $   (4,249)  $ (2,303)
                                                              -----------  -----------

NET INCREASE IN CASH                                            1,045,656    215,105
                                                              -----------  -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      219,801      4,696
                                                              -----------  -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $1,265,457   $219,801
                                                              ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
  Cash paid during the year for:
    Interest                                                   $        -   $      -
                                                               -----------  ----------
    Income taxes                                               $        -   $      -
                                                               ===========  =========-

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING TRANSACTIONS
  Issuance of 300,000 shares in February 2000 for acquisition
    of domain names and database                               $        -   $150,000
                                                              ============  ==========
  Exercise of 1,050,000 stock options in April 2001, for
    related-party note receivable                              $  675,000
                                                              ============  ==========


See accompanying notes.
                                      -F8-

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  1     -     NATURE  OF  OPERATIONS  AND  ORGANIZATION

     On March 11, 2001, Stratabase.com changed its legal name to Stratabase (the Company). Stratabase is a Nevada corporation which develops open-source Customer Relationship Management (CRM) software for its own use, that of its clients, and for general distribution. The Company also provides clients with Web-based marketing automation services (which fall within the CRM industry niche) utilizing its software. Its open-source CRM software is Web-based software designed to carry out, track, report, and manage sales force automation and marketing automation services. On a limited scale, the Company also provides customized computer hardware for its customers. The Company operates from its headquarters in Abbotsford, British Columbia, Canada.


NOTE  2     -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

REVENUE RECOGNITION - The Company provided its open-source CRM software to potential customers through the Internet at no cost. The Company generates revenue from providing additional services to these customers by performing consultation services and custom modifications to the CRM software to make the software more useable to specific customers. The majority of the CRM projects undertaken by the Company are prepaid with revenue recognized upon delivery and when there are no further performance obligations and no rights of refund exist. There was no deferred income at December 31, 2001 or 2000. The Company recognizes revenue on computer hardware sales at the time of shipment.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to credit risk consist of cash and accounts receivable. At December 31, 2001 and 2000, the maximum loss that would have resulted from these credit risks totaled $1,175,397 and $125,726, respectively, for the excess of bank deposits over the amount that would have been covered by U.S. and Canadian deposit insurance and $18,792 and $127,818, respectively, for the balance of accounts receivable in excess of the allowance for doubtful accounts to customers primarily located in the northwest United States and western Canada.

INVENTORY - Inventory is comprised primarily of system hardware components and is stated at the lower of cost or market. The Company determines cost using the first-in, first-out (FIFO) method.

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  2     -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (continued)

OFFICE EQUIPMENT - Office equipment is recorded at cost and depreciated using the straight-line method over its useful life, which ranges from one to five years.

DATABASES AND DOMAIN NAMES - Databases and domain names are being amortized over three years and two years, respectively. Total accumulated amortization was $81,814 and $12,501 at December 31, 2001 and 2000, respectively. Amortization expense charged to operations was $69,313 and $12,501 for 2001 and 2000, respectively.

SOFTWARE DEVELOPMENT COSTS - Software development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company does not develop prepackaged software for sale to its customers.

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

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE  2     -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (continued)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average number of common shares outstanding was 7,368,372 and 6,386,272 for the years ended December 31, 2001 and 2000, respectively.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. SFAS No. 144 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  2     -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (continued)

In  July  2001,  the  FASB issued SFAS No. 141, "Business Combinations," and No.
142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards will be effective for the Company in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

The  FASB  issued  SFAS  No.  140,  "Accounting  for  Transfers and Servicing of
Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125," effective for transfers and extinguishments occurring after March 31, 2001. The impact and adoption of this standard is not expected to materially affect the Company's financial condition or results of operations.

RECLASSIFICATIONS - Certain 2000 balances have been reclassified to conform with the current year presentation.



NOTE 3     -     RELATED-PARTY TRANSACTIONS

In 2000, the Company purchased 900,000 shares of common stock in Maturus.com, Inc., for $2,250. Maturus.com, Inc. is a privately held development stage corporation, for which the president of the Company serves as an officer. The investment represents 15.25% of the outstanding shares of Maturus.com, Inc., at December 31, 2000, and is accounted for using the cost method. For the year ending December 31, 2000, the Company recognized revenues approximating $30,500 from this related entity, and the net accounts receivable balance from Maturus.com, Inc. at December 31, 2000, was $16,481.

In 2001, Maturus.com, Inc. ceased operations. The Company has written off their investment of $2,250 in Maturus.com, Inc. as well as the remaining accounts receivable balance of $15,354 generated from 2000 revenues. No revenues were earned from Maturus.com, Inc. by the Company for the year ended December 31, 2001.

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


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

On August 31, 2000, a letter was issued to holders of the Company warrants advising them that the expiration date of the Class A warrants would be extended to January 7, 2001, and Class B and C warrants would be extended to February 7, 2001.

Prior to expiration on January 7, 2001, 14,600 Class A warrants were exercised for stock at $1.00 per share. The remaining class A warrants were allowed to expire.

In April 2001, pursuant to the Company's stock option plan, 750,000 common share stock options were exercised by officers at $.50 per share and 300,000 common share stock options were exercised by an employee at $1.00, all in exchange for notes.

On May 11, 2001, the Company authorized the issuance of up to 1,000,000 shares of preferred stock, with timing and terms at the discretion of the Board of Directors.

On July 4, 2001, a letter was issued to holders of Stratabase warrants advising them that the expiration date of the Class B and C warrants would be extended to January 7, 2002. The Class B and C warrants expired unexercised on January 7, 2002.

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  4     -     SHAREHOLDER  TRANSACTIONS  -  (continued)

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



NOTE 5     -     PROVISION FOR INCOME TAXES

The  provision  for  income  taxes  consists  of  the  following:



                                                      2001          2000
                                                -----------     -----------

     Current:
           U.S.                                 $   12,996         $     -
           Canadian                                 50,265               -
                                                -----------     -----------

                                                    63,261               -
                                                -----------     -----------

     Deferred:
           U.S.                                     85,204               -
           Decrease in valuation allowance         (99,123)              -
                                                -----------     -----------
                                                   (13,919)              -
                                                -----------     -----------

                  Provision for income taxes    $   49,342          $    -
                                                ===========     ===========

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE 5     -     INCOME TAXES - (continued)

Deferred income tax represents the tax effect of differences in timing between financial income and taxable income. The net deferred tax assets in the accompanying balance sheets include the following components:

                                                      2001          2000
                                                    ----------  ------------
     Deferred  tax  assets  (liabilities):
         Net  operating  loss  carryforwards        $     -     $   132,672
         Accumulated depreciation                    (6,522)         (2,348)
         Accumulated amortization                    20,441               -
         Accrual to cash adjustment                       -         (31,201)
                                                    ----------  ------------

                                                     13,919          99,123
                                                    ----------  ------------

     Additional deferred tax asset due to exercise
         of nonqualified stock options               31,629               -
     Valuation allowance                                  -         (99,123)
                                                    ----------  ------------

     Net  deferred  tax  asset                     $  45,548      $        -
                                                   ===========  ============
The exercise of nonqualified stock options in 2001 resulted in the recording of additional paid-in capital of $44,625, a $12,996 reduction in income taxes payable and recognition of an additional $31,629 of deferred tax assets related to a foreign tax credit carryforward.

The valuation allowance was provided in 2000 since it was uncertain if the Company would be able to utilize the net operating loss carryfowards in future periods. The net operating loss carryforward was fully utilized at December 31, 2001.

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE 5     -     INCOME TAXES - (continued)

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                 Statutory federal income tax rate                          34%
                 Change in valuation allowance                             (21)
                 Effect of graduated tax rates                              (3)
                 Foreign taxes payable, net of foreign tax credit            -
                                                                   ------------
                                                                            10%
                                                                   ============


NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES

LEASE COMMITMENTS - In December 31, 2000, the Company leased office space under one-year lease agreements in Abbotsford and Vancouver, British Columbia, Canada. For the years ended December 31, 2001 and 2000, rent expense, net of sublease income, was $32,563, and $27,684, respectively.

In January 2001, the Company signed a two-year lease agreement for office space in Abbotsford, British Columbia, Canada. Rent payments under this agreement are approximately $1,050 and are payable monthly. In February 2001, the Company entered into a three-year lease for a fiber optic line for approximately $1,000 per month. In March 2001, the Company signed a one-year lease agreement for office space in Vancouver, British Columbia, Canada. Rent payments under this agreement are approximately $745 and are payable monthly.

Future  minimum lease commitments for the leases described above are as follows:

         Years ending December 31,    2002                           $    26,031
                                      2003                                12,982
                                      2004                                 1,000
                                                                    ------------
                                                                     $    40,013
                                                                    ============

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

NOTE  6     -     COMMITMENTS  AND  CONTINGENCIES  -  (continued)

Total rent expense for the operating leases described above, plus other month-to-month leases, amounted to $32,563 and $27,684 for the years ended December 31, 2001 and 2000, respectively.

MANAGEMENT FEES - The Company has agreed to pay its president a management fee of $5,000 a month commencing February 1999, and its vice president $3,000 a month commencing January 2000. Compensation of $96,000 for the years ended December 31, 2001 and 2000, has been recorded as management fees in the accompanying financial statements.

LEGAL CONTINGENCIES - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company.


NOTE  7     -     STOCK  OPTIONS

In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the Plan) reserving 1,750,000 shares for grant to business partners and employees. On July 15, 2000, the Company granted 1,250,000 nonqualified common stock option shares to its business partners and members of staff at an exercise price of $0.50 per share (the fair market value at July 15, 2000), with vesting dates ranging from July 15, 2000 to November 15, 2003.

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  7     -     STOCK  OPTIONS  -  (continued)

Activity  under  the  Company's 2000 stock option plan is summarized as follows:

                                                                    Weighted
                               Available          Options         Average Price
                               for Grant          Outstanding       Per Share

                             --------------     ----------------  -------------
Initial  shares  reserved,
     February  2000            1,750,000                   -          $     -
     Options  granted         (1,250,000)          1,250,000          $  0.50
     Options  cancelled           55,000             (55,000)         $  0.50
                             --------------     ----------------
     Balance,
          December  31,  2000    555,000           1,195,000          $  0.50

          Options granted       (705,000)            705,000          $  0.99
          Options cancelled      150,000            (150,000)         $  0.50
          Options  exercised          -           (1,050,000)         $  0.64
                             --------------     ----------------
     Balance,
          December 31, 2001           -              700,000          $  0.78

                             ==============     ================

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  7     -     STOCK  OPTIONS  -  (continued)

   The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                 Weighted-
                                  Average
                                 Remaining   Weighted-      Number         Weighted-
  Range of          Number of   Contractual   Average       of Options      Average
  Exercise          Options        Life       Exercise      Currently       Exercise
   Prices          Outstanding  (in years)     Price        Exercisable      Price
-----------------  ------------ ----------  ------------  ---------------- ------------
$0.50  -  $0.60      520,000     8.42       $  0.54          443,500        $   0.55

$          1.45      180,000     9.20       $  1.45           34,000        $   1.45


During 2001, the Company adopted the 2002 stock option plan reserving 1,750,000 shares for grant to employees and directors. No grants under the 2002 plan were made in 2001.

The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25. Had compensation expense been determined based on the fair value at the grant dates, as described in SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                 2001              2000
                                            -------------   ---------------
            Net income (loss):                 $421,246        $ (97,056)
               As reported                     $155,059        $(403,537)
               Pro  forma

            Net  income  (loss)  per  share:
               As reported - basic                $0.06        $  (0.02)
               Pro forma - basic                  $0.02        $  (0.06)
               As reported - diluted              $0.05        $  (0.02)
               Pro forma - diluted                $0.02        $  (0.06)

STRATABASE
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------


NOTE  7     -     STOCK  OPTIONS  -  (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for December 31, 2001 and 2000, respectively: (1) dividend yield of 0% and 0%, (2) expected volatility of 120.82%, and 205.10%, (3) risk-free rate of 3.74% and 5.11%, and (4) expected life of 3.24 and 4.14 years. The weighted average fair market value of options granted in 2001 and 2000 was $0.69 and $0.48, respectively. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.


NOTE  8     -     SALES  ACTIVITY

Sales  from  the  Company's  operations  are  derived  as  follows:

                                       2001          2000
                                 -------------- --------------
                   United States  $  2,217,503    $  1,232,938
                   Canada              142,949          80,641
                                 -------------- --------------
                                  $  2,360,452    $  1,313,579
                                 ============== ==============

The  Company  operates  in  one  segment,  CRM  services.

During 2001, the Company made sales to three customers who paid for the services with stock in a publically traded company. The value of the sales and stock received was $1,410,000. Shortly thereafter, the Company sold this stock for $1,564,000 recognizing a gain of $154,000.

The Company had three separate sales to three separate customers during the year ended December 31, 2001, that accounted for greater than 10% of their total revenues. The revenues generated from these three sales were $1,700,000, which was 72% of total revenues for 2001. In 2000, the Company had two customers that each accounted for more than 10% of total revenues. The revenues generated from these two customers were $359,969, which was 27% of total revenues for 2000.

EXHIBIT 23


CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANT




We hereby consent to the use in this Form 10-KSBof our report dated February 27, 2002, relating to the financial statements of Stratabase.




Portland,  Oregon                         /s/  Moss  Adams  LLP
                                          ---------------------
March  29,  2002                         Certified  Public  Accountants