Form 10QSB
period 2002-03-31
STRATABASE COM
filed 2002-05-15
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For  the  Quarterly  Period  Ended  March  31,  2002
                                                       ----------------

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

           For  the  transition  period  from  _____________  to  __________

Commission  file  number 333-85011
                         ---------
                                 STRATABASE
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                                 88-0414964
------------------------------                        -------------------------
(State  or  other jurisdiction                         (I.R.S.  Employer
of  incorporation  or  organization)                   Identification  No.)

34595  3rd  Ave.,  Abbotsford  B.C.,  Canada               V2S 8B7
--------------------------------------------           ------------------------
(Address  of  principal  executive  offices)          (Zip  Code)

                              (604)  504-5811
               -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common  Stock, $.001 par value, 7,718,372 shares outstanding as of May 13, 2002.

Transitional  Small  Business  Disclosure  Format (elect one) ___ Yes  __X___ No

________________________________________________________________________________

                                   STRATABASE
                                      INDEX

                                                                                      Page
                                                                                      ----
PART  I.  FINANCIAL  INFORMATION
Item  1.  Financial  Statements:

          Balance  Sheets
            March 31, 2002, and December 31, 2001                                      1

          Statements  of  Income  and  Comprehensive  Income
            For the three month periods ended March 31, 2002 and 2001                  2

          Statements  of  Cash  Flows
            For the three month periods ended March 31, 2002 and 2001                  3

          Notes to Financial Statements                                                4-6

Item  2.  Management's  Discussion  and  Analysis
             Or  Plan  of  Operation                                                   6-9


PART  II.  OTHER  INFORMATION

 Item 1.  Legal Proceedings                                                            10

 Item 2.  Changes in Securities and Use of Proceeds                                    10

 Item 3.  Defaults upon Senior Securities                                              10

 Item 4.  Submission of Matters to a Vote of Security Holders                                   10

 Item 5.  Other information                                                            10

 Item 6.  Exhibits and Reports on Form 8-K                                             10

 SIGNATURES                                                                            11


                                         STRATABASE
                                       BALANCE SHEETS

                               ASSETS
                                                                       March 31,             December 31,
                                                                          2002                   2001
                                                                  --------------------  -----------------------
                                                                        (audited)               (audited)
CURRENT ASSETS
  Cash                                                            $           999,042   $            1,265,457
  Accounts receivable, net of allowance for doubtful
    accounts of $8,500                                                        232,076                   12,815
  Employee receivables                                                         15,020                    5,977
  Inventory                                                                    22,577                   21,363
                                                                  --------------------  -----------------------
    Total current assets                                                    1,268,715                1,305,612
                                                                  --------------------  -----------------------

OFFICE EQUIPMENT, at cost
  Computer hardware                                                            75,597                   75,597
  Computer software                                                            12,427                   12,427
  Office furniture and equipment                                               12,137                   12,137
                                                                   --------------------  -----------------------
                                                                              100,161                  100,161
  Accumulated depreciation and amortization                                   (44,571)                 (40,571)
                                                                   --------------------  -----------------------
                                                                               55,590                   59,590
                                                                   --------------------  -----------------------
OTHER ASSETS
  Deferred income taxes                                                        45,548                   45,548
  Database and domain names, net                                              610,557                  629,479
      Total assets                                                $         1,980,410               2,040,229
                                                                   ====================  =======================

                      LIABILITIES AND SHAREHOLDERSEQUITY

CURRENT LIABILITIES
  Accounts payable                                                $           708,731   $              841,944
  Accrued liabilities                                                           1,188                    2,685
  Income taxes payable                                                         69,765                   50,265
                                                                   --------------------  -----------------------
      Total current liabilities                                               779,684                  894,894
                                                                   --------------------  -----------------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value, 1,000,000 shares authorized
  and unissued                                                                      -                        -
  Common Stock, $.001 par value; 25,000,000 shares
    authorized, 7,718,372 shares issued and  outstanding
    at March 31, 2002, and December 31, 2001, respectively                      7,719                    7,719
  Additional paid in capital                                                1,515,615                1,515,615
  Retained earnings                                                           162,640                  106,082
  Related party notes received in exchange for stock                         (477,000)                (477,000)
  Accumulated comprehensive loss                                               (8,248)                  (7,081)
                                                                  --------------------  -----------------------
      Total shareholders' equity                                            1,200,726                1,145,335
                                                                  --------------------  -----------------------

      Total liabilities and shareholders' equity                  $         1,980,410               2,040,229
                                                                  ====================  =======================

See  accompanying  notes.

                                   STRATABASE
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     For the Three Months Ended
                                                     --------------------------
                                                  March 31, 2002   March 31, 2001
                                                  ---------------  ---------------
                                                    (unaudited)      (unaudited)
REVENUE                                                  280,061          293,957
                                                 ---------------  ---------------
OPERATING EXPENSES
  Commissions                                             29,795            1,050
  Wages and subcontracting costs                          28,348           99,472
  Media costs                                             23,529           78,660
  Hardware cost of sales                                   2,995           10,289
  Internet connectivity                                    2,103            4,818
  CRM software expense                                     2,040                -
                                                  ---------------  ---------------
      Total operating expenses                            88,810          194,289
                                                  ---------------  ---------------
      Net revenues                                       191,251           99,668
                                                  ---------------  ---------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Legal, accounting and consulting fees                   34,182           19,445
  Management fees                                         24,000           24,000
  Depreciation and amortization                           23,500           13,125
  Rent                                                     7,518            7,479
  Wages and benefits                                       3,288                -
  Telecommunications                                       2,513            3,754
  Office                                                   2,438           10,710
  Other expenses                                          11,276           19,245
                                                  ---------------  ---------------
      Total general and administrative expenses          108,715           97,758
                                                  ---------------  ---------------
OTHER INCOME                                               4,022            2,352
                                                  ---------------  ---------------

NET INCOME BEFORE PROVISION FOR
  INCOME TAXES                                            86,558            4,262
    Provision for income taxes                            30,000                -
                                                  ---------------  ---------------

NET INCOME                                                56,558            4,262

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustments                (1,167)          (2,243)
                                                  ---------------  ---------------
COMPREHENSIVE INCOME                                      55,391            2,019
                                                  ===============  ===============
BASIC AND DILUTED INCOME PER SHARE OF
    COMMON STOCK                                            0.01             0.00
                                                  ===============  ===============

See  accompanying  notes.

                                   STRATABASE
                            STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED
                                                          March 31, 2002        March 31, 2001
                                                      --------------------  ---------------------
                                                          (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $            56,558   $              4,262
  Adjustments to reconcile net loss to net cash from
      operating activities:
  Depreciation and amortization                                    23,500                 13,125
    Change in assets and liabilities:
      Accounts receivable                                        (219,261)                (1,144)
      Employee receivables                                         (9,043)                     -
      Prepaids, deposits and other assets                               -                    883
      Inventory                                                    (1,214)                (4,111)
      Accounts payable                                           (133,213)               (61,692)
      Accrued liabilities                                          (1,497)                (9,520)
      Income taxes payable                                         19,500                      -
                                                      --------------------  ---------------------
        Net cash from operating activities                       (264,670)               (58,197)
                                                      --------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of domain names                                        (578)                     -
  Acquisition of computer and office equipment                          -                 (7,674)
                                                      --------------------  ---------------------
        Net cash from investing activities                           (578)                (7,674)
                                                      --------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of Class A warrants                            -                 14,600
                                                      --------------------  ---------------------
        Net cash from financing activities                              -                 14,600
                                                      --------------------  ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (1,167)                (2,243)
                                                      --------------------  ---------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (266,415)               (53,514)
CASH AND CASH EQUIVALENTS, beginning of period                  1,265,457                219,801
                                                      --------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period              $           999,042   $            166,287
                                                      ====================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
  Cash paid during the year for:
    Interest                                          $                 -   $                  -
                                                      ====================  =====================
    Income taxes                                      $            10,500   $                  -
                                                      ====================  =====================

See  accompanying  notes.

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

Note  1-Basis  of  Presentation

The accompanying unaudited financial statements of Stratabase (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

Operating results for the three month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any future period.

Note  2-Summary  of  Significant  Accounting  Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition - The Company provided its open-source CRM software to potential customers through the Internet at no cost. The Company generates revenue from providing additional services to these customers by performing consultation services and custom modifications to the CRM software to make the software more useable to specific customers. The majority of the CRM projects undertaken by the Company are prepaid with revenue recognized upon delivery and when there are no further performance obligations and no rights of refund exist. There was no deferred income at March 31, 2002 or December 31, 2001. The Company recognizes revenue on computer hardware sales at the time of shipment.

Databases and domain names - Databases and domain names are being amortized over three years and two years, respectively. Total accumulated amortization was $101,314 and $81,814 at March 31, 2002, and December 31, 2001, respectively. Amortization expense charged to operations was $19,500 and $10,813 for the three months ended March 31, 2002 and 2001, respectively.

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

Office, computer equipment, and computer software - Office, computer equipment, and computer software are recorded at cost and depreciated over their useful life, which ranges from two to five years.

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

Earnings per share of common stock - Basic earnings per share of common stock is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The basic weighted average number of common shares outstanding for the three month periods ended March 31, 2002 and 2001, were 7,718,372 and 6,663,505, respectively. The diluted weighted average number of common shares outstanding for the three month periods ended March 31, 2002 and 2001, were 8,144,486 and 6,675,279, respectively.

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

Recently issued accounting standards - Recently issued FASB statements are not currently applicable to the Company's operations. Management believes these pronouncements will have no material effect upon the Company's financial position or results of operations.

Note  3-Commitments  and  Contingencies

Lease commitments - As of March 31, 2002 the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada, and leased a fiber optic line. Future minimum lease payments associated with office space and fiber optic line are approximately $3,800 per month. All leases expire by January 2004.

Management fees - The Company pays its President a management fee of $5,000 per month, and its Vice President $3,000 per month. Compensation of $24,000 for the three month period ended March 31, 2002, have been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. Currently, there are no claims or legal actions against the Company

Note  4-Concentration  of  Credit  Risk

The Company had a single sale to a customer during the quarter ended March 31, 2002, that accounted for greater than 10% of their total revenues. The revenues generated from this sale were $225,000, which was 80% of total revenues for the quarter and represented 94% of the accounts receivable balance at March 31, 2002.

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

Our revenue has been from CRM services to our clients and provision of systems integration solutions. Our main software product to date is called "Relata".

Our CRM software is designed to allow enterprises to conduct relationship management through the use of our sales force automation and email-marketing automation software modules. These solutions allow enterprises to manage sales relationships and contacts, automate forecasting of the sales opportunity pipeline, conduct mass-customized communications, and track and manage large-scale custom marketing campaigns. Our solutions also allow users to synchronize their data with their portable computing devices.

Much of the source code of the software we develop is open and freely distributed, and available over the Internet to anyone who wants to download it. However, we have also been developing proprietary software for which we intend to keep the source code protected.

Our hardware/systems integration solutions have been expanded through our relationships with the following companies with whom we have authorizations:
Intel, Western Digital, Maxtor, Microsoft, Viewsonic, Adaptec, 3COM, AMD, Cisco, Acer, Corel, and Hewlett-Packard.

People and businesses who are interested in using or testing our software come to our software website (www.relata.org) to download (acquire) our software, to
                          --------------
read documentation that can help them understand the software better, and to submit questions to our technical support staff. The portion of our software that is open source carries no licensing fees, so it is free to download. To quantify the demand for our software, two metrics we use are:

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

                         DISTINCT
  MONTH     DOWNLOADS  USER SESSIONS
--------  ------------ -------------

  Jun 2001       563      1,941
  Jul 2001       714      2,177
  Aug 2001       721      1,720
  Sep 2001     1,384      3,044
  Oct 2001     1,673      3,357
  Nov 2001     1,307      2,706
  Dec 2001     1,716      2,550
  Jan 2002     2,023      3,853
  Feb 2002     2,727      3,543
  Mar 2002     3,168      4,311
  Apr 2002     8,263      4,139

The Company is actively supporting and enhancing the software, which has resulted in increased downloads and distinct user sessions. The software has also generated increased interest from users through the Company's marketing efforts, as well as the positive feedback on websites that discuss new software.

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

RESULTS  OF  OPERATIONS

REVENUES
--------
Revenues for the quarter ended March 31, 2002, were $280,143, compared to revenues of $293,957 for the quarter ended March 31, 2001. Although revenues were relatively flat compared to the same period last year, revenues for the Company have been highly variable from quarter to quarter due to the volatility of the information technology sector, which affects our revenues to a significant degree.

OPERATING  EXPENSES
-------------------
Operating expenses for the quarter ended March 31, 2002, were $88,810 of which $23,529 consisted of direct marketing expenses (these expenses were incurred to increase our database-marketing related revenues); $58,143 of operating expenses consisted of wages to execute the CRM services, and sales commissions paid to obtain the engagements; $2,995 was for hardware costs incurred on sales for our systems integration solutions; and $2,103 of such expenses consisted of Internet connectivity costs. This is a significant change from the $194,289 of operating expenses incurred for the quarter ended March 31, 2001. In the prior quarter, significant costs were incurred for programmer wages and renting databases. Since that time, the Company has significantly grown the internal database used for CRM services, reduced the programming workforce, and relied less on renting databases from third parties. However, as our sales and hardware divisions continue to be built out and demand for our services and product strengthen, each of the foregoing costs are expected to increase as we grow.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
--------------------------------------
General and Administrative (G&A) expenses for the quarter ended March 31, 2002, were $108,715 of which $24,000 consisted of management fees to our President and to our Vice President; $34,182 consisted of legal, accounting, and consulting fees; a substantial portion of these fees are incurred because we are a public company. For the quarter ended March 31, 2001, G&A expenses totaled $97,758, of which $24,000 was for management fees paid to our President and Vice President, and $19,445 was for legal, accounting, and consulting fees. The current year professional fees were significantly higher because of the additional accounting and auditing issues arising from stock option grants during 2001 and because we reported net income for the prior fiscal year in excess of our net operating loss carryforwards. Depreciation and amortization has increased from the prior year's comparable quarter do to significant database acquisitions in the fourth quarter of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of March 31, 2002, we had $999,042 in cash and cash equivalents. Although we have reported positive net income this quarter, losses from operations may occur in the future as we continue to grow the business. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

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

The Company will require additional capital to fund expansion, take advantage of acquisition opportunities, develop or enhance services, or respond to competitive pressures. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

The Company is not involved in any pending litigation, nor is the Company aware of any pending or contemplated proceedings against the Company. The Company knows of no legal proceedings pending or threatened, or judgments entered against any of the officers or directors of the Company in their capacity as such.

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



                                      STRATABASE

Date:  May 14, 2002         By      /s/  Trevor  Newton
                                    -------------------
                                    Trevor  Newton
                                    Chairman,  President,  Chief  Executive
                                    Officer,  Secretary  and  Treasurer