Form 10QSB
period 2002-06-30
STRATABASE
filed 2002-08-14
CIK 1092197

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2002
                                            -------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from _____________ to _____________

Commission file number ___333-85011______


                                   STRATABASE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                               88-0414964
-------------------------------------------   ---------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X Yes    No
                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 8,033,372 shares outstanding as of August 1, 2002.

Traditional Small Business Disclosure Format (elect one)   X Yes    No
                                                          ----   ---

-------------------------------------------------------------------------------

                                   STRATABASE
                                      INDEX


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Balance Sheets
            June 30, 2002, and December 31, 2001                                 1

          Statements of Income and Comprehensive Loss
            For the three and six month periods ended June 30, 2002 and 2001     2

          Statements of Cash Flows
            For the six month periods ended June 30, 2002 and 2001               3

          Notes to Financial Statements                                          4-6

Item 2.   Management's Discussion and Analysis
            Or Plan of Operation                                                 6-9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      10

Item 2.   Changes in Securities and Use of Proceeds                              10

Item 3.   Defaults upon Senior Securities                                        10

Item 4.   Submission of matters to a vote of Security Holders                    10

Item 5.   Other information                                                      10

Item 6.   Exhibits and reports on Form 8-K                                       10

SIGNATURES                                                                       11

                                                  STRATABASE
                                                BALANCE SHEETS

                                                         ASSETS
                                                                          June 30,                   December 31,
                                                                            2002                        2001
                                                                  -------------------------  ---------------------------
                                                                        (unaudited)                    (audited)
CURRENT ASSETS
  Cash                                                            $                589,704   $                1,265,457
  Accounts receivable, net of allowance for doubtful
    accounts of $8,500                                                             224,305                       12,815
  Employee receivables                                                               5,469                        5,977
  Inventory                                                                         27,615                       21,363
                                                                  -------------------------  ---------------------------
      Total current assets                                                         847,093                    1,305,612
                                                                  -------------------------  ---------------------------

OFFICE EQUIPMENT, at cost
  Computer hardware                                                                 75,597                       75,597
  Computer software                                                                 12,474                       12,427
  Office furniture and equipment                                                    12,137                       12,137
                                                                  -------------------------  ---------------------------
                                                                                   100,208                      100,161
  Accumulated depreciation and amortization                                        (48,571)                     (40,571)
                                                                  -------------------------  ---------------------------
                                                                                    51,637                       59,590
                                                                  -------------------------  ---------------------------
OTHER ASSETS
  Deferred income taxes                                                             58,569                       45,548
  Notes receivable                                                                 150,000                            -
  Databases and domain names, net                                                  668,018                      629,479
                                                                  -------------------------  ---------------------------
      Total assets                                                 $             1,775,317   $                2,040,229
                                                                  =========================  ===========================

LIABILITIES AND SHAREHOLDERSEQUITY

CURRENT LIABILITIES
  Accounts payable                                                $                515,949   $                  841,944
  Accrued liabilities                                                                2,321                        2,685
  Income taxes payable                                                                   -                       50,265
                                                                  -------------------------  ---------------------------
      Total current liabilities                                                    518,270                      894,894
                                                                  -------------------------  ---------------------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value, 1,000,000 shares authorized
  and unissued                                                                           -                            -
  Common Stock, $.001 par value; 25,000,000 shares  authorized,
    8,028,372 and 7,718,372 shares issued and  outstanding
    at June 30, 2002, and December 31, 2001, respectively                            8,029                        7,719
  Additional paid in capital                                                     1,824,105                    1,515,615
  Retained earnings (deficit)                                                     (123,274)                     106,082
  Related party notes receivable                                                  (442,100)                    (477,000)
  Accumulated comprehensive loss                                                    (9,713)                      (7,081)
                                                                  -------------------------  ---------------------------
      Total shareholders equity                                                  1,257,047                    1,145,335
                                                                  -------------------------  ---------------------------

      Total liabilities and shareholders equity                   $             1,775,317     $               2,040,229
                                                                  =========================  ===========================

  See accompanying notes.

                                   STRATABASE
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                 Three months ended June 30,  Six months ended June 30,
                                                 ---------------------------  --------------------------
                                                      2002          2001          2002          2001
                                                  ------------  ------------  ------------  ------------
                                                  (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUE                                                68,971        93,435       349,032       389,226
                                                  ------------  ------------  ------------  ------------
OPERATING EXPENSES
  Commissions                                          30,859         2,466        60,654         3,516
  Wages and subcontracting costs                       21,943        81,620        50,291       181,092
  Compensation expense - stock options                 69,300             -        69,300             -
  Media costs                                          19,689        18,448        43,218        97,108
  Hardware cost of sales                               18,370        56,131        21,365        66,075
  Internet connectivity                                 4,733         1,493         6,836         6,310
  CRM software expense                                      -             -         2,040             -
                                                  ------------  ------------  ------------  ------------

      Total operating expenses                        164,894       160,158       253,704       354,101
                                                  ------------  ------------  ------------  ------------
      Net revenues (operating expenses)               (95,923)      (66,723)       95,328        35,125
                                                  ------------  ------------  ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Legal, accounting and consulting fees                58,640        29,426        92,822        48,871
  Management fees                                      28,173        24,000        52,173        48,000
  Depreciation and amortization                        95,500        31,333       119,000        44,458
  Rent                                                  7,616         6,529        15,134        14,008
  Advertising                                               -         8,793             -         9,143
  Bad debts                                             2,631        16,401         2,631        16,401
  Wages and benefits                                    4,824             -         8,112             -
  Telecommunications                                    3,265         2,077         5,778         5,831
  Office                                                5,043         4,948         7,481        14,963
  Other expenses                                       17,084        12,610        28,360        32,027
                                                  ------------  ------------  ------------  ------------
      Total general and administrative expenses       222,776       136,117       331,491       233,702
                                                  ------------  ------------  ------------  ------------
OTHER INCOME                                            2,785         3,854         6,807         3,854
                                                  ------------  ------------  ------------  ------------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                       (315,914)     (198,986)     (229,356)     (194,723)

    Provision for income taxes                        (30,000)            -             -             -
                                                  ------------  ------------  ------------  ------------

NET LOSS                                             (285,914)     (198,986)     (229,356)     (194,723)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustments             (1,465)           56        (2,632)       (2,299)
                                                  ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS                                   (287,379)     (198,930)     (231,988)     (197,022)
                                                  ============  ============  ============  ============

BASIC AND DILUTED LOSS PER
    SHARE OF COMMON STOCK                         $     (0.04)  $     (0.03)  $     (0.03)  $     (0.03)
                                                  ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                   7,928,372     7,368,372     7,823,372     7,015,939
                                                  ============  ============  ============  ============

  See accompanying notes.


                                   STRATABASE
                            STATEMENTS OF CASH FLOWS

                                                                  Six months ended, June 30,
                                                             -----------------------------------
                                                                  2002                 2001
                                                             ----------------  -----------------
                                                               (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $      (229,356)  $       (194,724)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                                  119,000             44,458
      Stock compensation expense                                      69,300                  -
  Change in assets and liabilities:
      Accounts receivable                                           (211,490)            (2,556)
      Employee receivables                                               508                  -
      Prepaids, deposits and other assets                                  -                (19)
      Deferred tax asset                                             (13,021)                 -
      Inventory                                                       (6,252)           (22,988)
      Accounts payable                                              (325,995)           (18,028)
      Accrued liabilities                                               (364)            (5,324)
      Income taxes payable                                           (50,265)                 -
                                                             ----------------  -----------------
        Net cash from operating activities                          (647,935)          (199,181)
                                                             ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of databases and domain names                         (149,539)                 -
  Acquisition of computer and office equipment                           (47)            (7,674)
  Notes receivable                                                  (150,000)                 -
                                                             ----------------  -----------------
        Net cash from investing activities                          (299,586)            (7,674)
                                                             ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of Class A warrants                               -             14,600
  Payments received from related parties                             108,760                  -
  Note receivable advances to related parties                        (73,860)                 -
  Proceeds received from exercise of stock options                   239,500                  -
                                                             ----------------  -----------------
        Net cash from financing activities                           274,400             14,600
                                                             ----------------  -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (2,632)            (2,299)
                                                             ----------------  -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (675,753)          (194,554)
CASH AND CASH EQUIVALENTS, beginning of period                     1,265,457            219,801
                                                             ----------------  -----------------

CASH AND CASH EQUIVALENTS, end of period                     $       589,704   $         25,247
                                                             ================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
  Cash paid during the period for:
    Interest                                                 $             -   $              -
                                                             ================  =================
    Income taxes                                             $        59,869   $              -
                                                             ================  =================

SCHEDULE OF NONCASH ACTIVITIES
  Related party notes received in exchange for common stock  $        14,500   $        675,000
                                                             ================  =================

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

Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any future period.

Note  2-Summary  of  Significant  Accounting  Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition - The Company provided its open-source CRM software to potential customers through the Internet at no cost. The Company generates CRM revenue from providing additional services to these customers such as by performing consultation services and custom modifications and enhancements to the CRM software and database. The majority of the CRM projects undertaken by the Company are prepaid with revenue recognized upon delivery and when there are no further performance obligations and no rights of refund exist. There was no deferred income at June 30, 2002 or December 31, 2001.

Databases and domain names - Databases and domain names are being amortized over three years and two years, respectively. Total accumulated amortization was $192,813 and $81,814 at June 30, 2002, and December 31, 2001, respectively. Amortization expense charged to operations was $91,500 and $26,000 for the three months ended June 30, 2002 and 2001, respectively.

Software development costs - The Company capitalizes certain software development and implementation costs. Development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. Historically, the Company has not developed prepackaged software for sale to its customers, but is currently in the process of exploring such options.

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

Stock options - The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Accordingly, compensation costs of $69,300 were recognized for the quarter ended June 30, 2002.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note  3-Commitments  and  Contingencies

Lease commitments - As of June 30, 2002, the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada, and leased a fiber optic line. Future minimum lease payments associated with office space and fiber optic line are approximately $2,800 per month. All leases expire by January 2004.

Management fees - The Company pays management fees for the services of its executive management. Compensation of $28,173 EAmery BernardThis doesn't tie to 3 months of management fees at $12,500 per month.for the three month period ended June 30, 2002, have been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. Currently, there are no claims or legal actions against the Company.

Note  4  -  Recently  Issued  Accounting  Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

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

OVERVIEW

We develop Customer Relationship Management (CRM) software for our clients and for general distribution.

Our revenue has been from CRM and database services to our clients. Our main software product to date is called "Relata".

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

We are actively developing our proprietary software product line. This represents a divergence from our original software model which was built around an open-source code concept. We believe that we can extract more value from our software by keeping certain portions of it proprietary.

We have eliminated our hardware services because they were not generating enough profit to justify their continuation.

People and businesses who are interested in using or testing our software come to our software website (www.relata.org) to download (acquire) our software, to
                          --------------
read documentation that can help them understand the software better, and to submit questions to our technical support staff. The portion of our software that is open source carries no licensing fees, so it is free to download. To quantify the demand for our software, two metrics we use are:

(a)     the  number  of  downloads  per  month
(b) the number of distinct individuals accessing the Relata website each month

The first measurement tells us how many people downloaded (acquired) our software in each month. The second measurement tells us how many people came to the Relata website each month to read our software documentation or to submit technical questions to our staff or to simply acquire more software. The two measurements, while different from each other, are highly correlated, and tend to vary positively with each other. We have noticed an overall trend showing an increase in both measurements during the past year. Download and distinct user session data has been tracked by the Company since June 2001 and was as follows:

     MONTH                         DOWNLOADS                       USER SESSIONS
  ------------                  ----------------                   -------------

    Jun 2001                             563                               1,941
    Jul 2001                             714                               2,177
    Aug 2001                             721                               1,720
    Sep 2001                           1,384                               3,044
    Oct 2001                           1,673                               3,357
    Nov 2001                           1,307                               2,706
    Dec 2001                           1,716                               2,550
    Jan 2002                           2,023                               3,853
    Feb 2002                           2,727                               3,543
    Mar 2002                           3,168                               4,311
    Apr 2002                           8,263                               4,139
    May 2002                           2,252                               3,829
    Jun 2002                           2,979                               3,533
    Jul 2002                           3,118                               3,939


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

RESULTS  OF  OPERATIONS

REVENUES
--------
Revenues for the quarter ended June 30, 2002, were $68,971, compared to revenues of $93,435 for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, revenues were $349,032 and $389,226, respectively. Revenues were down primarily because of the company's focus on developing its proprietary software products, which has taken time away from the sales and marketing of the Company's existing product line. Due to the Company's small number of employees, focus has temporarily been taken away from the existing product line in order to produce the proprietary product line, which is slated for release in the coming quarter. In generating revenues, the Company has found advertising has minimal impact, whereas recommendations from previous customers provide the greatest leads to additional revenue from the existing product line. The Company has spent a reduced amount of time during the quarter seeking out these leads. Revenue from sales of hardware systems integration solutions also dropped as this product line was discontinued in the second quarter. The Company anticipates being able to liquidate the remaining hardware with minimal to no loss being recognized. This product line never met the criteria for segment reporting under Statement of Financial Accounting Standard No. 131. In addition, revenues for the Company have been highly variable from quarter to quarter due to the volatility of the information technology sector, which affects our revenues to a significant degree.

OPERATING  EXPENSES
-------------------
Operating expenses for the quarters ended June 30, 2002 and 2001, were $164,894 and $160,158, respectively. For the six months ended June 30, 2002 and 2001, operating expenses were $253,704 and $354,101, respectively. Second quarter 2002 was significantly impacted by $69,300 of stock compensation expense recognized for options granted at less than fair market value. In the prior year periods, significant costs were incurred for programming wages and renting databases. Since that time, the Company has significantly grown the internal database used for CRM services, reduced the programming workforce, and relied less on renting databases from third parties. However, as our sales divisions continue to be built out and demand for our services and product strengthen, each of the foregoing costs are expected to increase as we grow. Hardware costs decreased significantly as a result of the previously mentioned discontinuation in this product line.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
--------------------------------------
General and Administrative (G&A) expenses for the quarters ended June 30, 2002 and 2001, were $222,776 and $136,117, respectively. For the second quarter of 2002, $28,173 consisted of management fees for the services of our executive management; $58,640 consisted of legal, accounting, and consulting fees, of which, a substantial portion of these fees are incurred because we are a public company. For second quarter of 2001, G&A expenses totaled $136,117, of which $24,000 was for management fees paid to our President and Vice President, and $29,426 was for legal, accounting, and consulting fees. A significant portion of the databases acquired at the end of 2001 were placed into service and led to the increase in depreciation and amortization. G&A expense for the six months ended June 30, 2002 and 2001, were $331,491 and $233,702, respectively. The significant changes between six month periods were an increase in depreciation and amortization of approximately $75,000 due to additional database acquisitions being placed in service; an increase in legal, accounting, and consulting fees of approximately $44,000 due to the increased complexity and business activity of the Company; a decrease in advertising of approximately $9,000; and a decrease in bad debts of approximately $14,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of June 30, 2002, we had $589,704 in cash and cash equivalents. Losses from operations may continue in the future as we continue to grow the business. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

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

ITEM  3.      DEFAULTS  UPON  SENIOR  SECURITIES.     None.

ITEM  4.      SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS.     None.

ITEM  5.      OTHER  INFORMATION.    None.

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K.

               (a) Exhibits. 99.1 - Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports  on  Form  8-K.  None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                                      STRATABASE

Date:  August 13, 2002        By  /s/ Trevor Newton
                                  -----------------
                              Trevor Newton
                              Chairman, President, Chief Executive
                              Officer, Secretary and Treasurer