Form 10QSB
period 2002-09-30
STRATABASE
filed 2002-11-14
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(MARK  ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _____________  to  _____________

Commission  file  number  ___333-85011______

                                   STRATABASE
     ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                             88-0414964
    ---------------------------------      ------------------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)

    34595 3rd Ave., Abbotsford B.C. V2S 8B7, Canada
    -------------------------------------------------    -----------------
     (Address  of  principal  executive  offices)          (Zip  Code)

                                 (604) 504-5811
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   X  Yes  __  No
                                          -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 8,033,372 shares outstanding as of November 1, 2002.

Traditional  Small  Business  Disclosure  Format (elect one) _X___ Yes  _____ No
                                                              -

                                   STRATABASE
                                      INDEX



                                                                          Page
                                                                          ----

PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements:

          Balance  Sheets
            September 30, 2002, and December 31, 2001                      1

          Statements  of  Income  and  Comprehensive  Loss
            For  the  three and ninemonth periods ended
            September 30, 2002 and 2001                                    2

          Statements  of  Cash  Flows
           For the nine month periods ended September 30, 2002 and 2001    3

          Notes to Financial Statements                                   4-7

 Item  2.  Management's  Discussion  and  Analysis
            Or  Plan  of  Operation                                       7-11

       Item 3.    Evaluation of Disclosure Controls and Procedures         12

PART  II.  OTHER  INFORMATION

 Item 1.  Legal Proceedings                                                12

 Item 2.  Changes in Securities and Use of Proceeds                        12

 Item 3.  Defaults upon Senior Securities                                  12

 Item 4.  Submission of matters to a vote of Security Holders              12

 Item 5.  Other information                                                12

 Item 6.  Exhibits and reports on Form 8-K                                 12

SIGNATURES                                                                 13

CERTIFICATIONS                                                           14-16

PART  I.  FINANCIAL  INFORMATION

                                                  STRATABASE
                                                BALANCE SHEETS

                                    ASSETS
                                                                        September 30,                December 31,

                                                                            2002                        2001
                                                                  -------------------------  ---------------------------
                                                                         (unaudited)                  (audited)
CURRENT ASSETS
  Cash                                                            $                287,991   $                1,265,457
  Accounts receivable, net of allowance for doubtful
    accounts of $3,500 at September 30, 2002 and $8,500
    at December 31, 2001                                                             4,736                       12,815
  Employee receivables                                                                   -                        5,977
  Inventory                                                                         27,824                       21,363
      Total current assets                                                         320,551                    1,305,612
                                                                  -------------------------  ---------------------------

OFFICE EQUIPMENT, at cost
  Computer hardware                                                                 75,597                       75,597
  Computer software                                                                 12,474                       12,427
  Office furniture and equipment                                                    12,137                       12,137
                                                                                   100,208                      100,161
  Accumulated depreciation and amortization                                        (52,571)                     (40,571)
                                                                  -------------------------  ---------------------------
                                                                                    47,637                       59,590
                                                                  -------------------------  ---------------------------
OTHER ASSETS
  Deferred income taxes                                                             58,569                       45,548
  Notes receivable, including accrued interest of $14,500                          164,500                            -
  Databases and domain names, net                                                  592,282                      629,479
                                                                  =========================  ===========================
      Total assets                                                               1,183,539                    2,040,229
                                                                  =========================  ===========================

LIABILITIES AND SHAREHOLDERSEQUITY

CURRENT LIABILITIES
  Accounts payable                                                $                 40,986   $                  841,944
  Accrued liabilities                                                                  999                        2,685
  Income taxes payable                                                                   -                       50,265
                                                                  -------------------------  ---------------------------
      Total current liabilities                                                     41,985                      894,894
                                                                  -------------------------  ---------------------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value, 1,000,000 shares authorized
  and unissued                                                                           -                            -
  Common Stock, $.001 par value; 25,000,000 shares  authorized,
    8,033,372 and 7,718,372 shares issued and  outstanding
    at September 30, 2002, and December 31, 2001, respectively                       8,034                        7,719
  Additional paid in capital                                                     1,978,400                    1,515,615
  Retained earnings (deficit)                                                     (444,702)                     106,082
  Related party notes receivable                                                  (390,100)                    (477,000)
  Accumulated comprehensive loss                                                   (10,078)                      (7,081)
                                                                  -------------------------  ---------------------------
      Total shareholdersequity                                                   1,141,554                    1,145,335
                                                                  -------------------------  ---------------------------

      Total liabilities and shareholdersequity                                  1,183,539                   2,040,229
                                                                  =========================  ===========================

  See accompanying notes.

                                   STRATABASE
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                            Three months ended September 30,  Nine months ended September 30,
                                            --------------------------------  ------------------------------

                                                      2002          2001          2002         2001
                                                  ------------  ------------  ------------  -----------
(unaudited)                                       (unaudited)   (unaudited)   (unaudited)
REVENUE                                           $    70,503   $   514,292   $   419,535   $  904,385
                                                  ------------  ------------  ------------  -----------

OPERATING EXPENSES
  Commissions                                          28,722             -        89,376            -
  Wages and subcontracting costs                       21,023        62,231        71,314      246,838
  Compensation expense - stock options                151,800             -       221,100            -
  Media costs                                          16,297       339,528        59,515      436,635
  Hardware cost of sales                                4,508        15,793        25,873       81,868
  Internet connectivity                                 2,839         3,296         9,675        9,606
  CRM software expense                                    119             -         2,159            -

      Total operating expenses                        225,308       420,848       479,012      774,947
                                                  ------------  ------------  ------------  -----------
      Net revenues (operating expenses)              (154,805)       93,444       (59,477)     129,438
                                                  ------------  ------------  ------------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Legal, accounting and consulting fees                33,419         5,366       126,241       54,237
  Management fees                                      35,518        24,000        87,691       72,000
  Depreciation and amortization                        84,826        23,500       203,826       67,959
  Rent                                                  7,741         7,857        22,875       21,864
  Advertising                                               -           149             -        9,292
  Bad debts (recoveries)                               (6,048)          176        (3,417)      16,577
  Benefits                                              4,057             -        12,169            -
  Telecommunications                                    2,546         2,636         8,324        8,468
  Office                                               16,925         3,392        24,406       16,686
  Other expenses                                        3,842        11,717        32,202       45,415
                                                  ------------  ------------  ------------  -----------
      Total general and administrative expenses       182,826        78,793       514,317      312,498
                                                  ------------  ------------  ------------  -----------

OTHER INCOME                                           16,203           687        23,010        3,674
                                                  ------------  ------------  ------------  -----------

NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                       (321,428)       15,338      (550,784)    (179,386)

    Provision for income taxes                              -             -             -            -
                                                  ------------  ------------  ------------  -----------

NET INCOME (LOSS)                                    (321,428)       15,338      (550,784)    (179,386)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustments               (365)       (1,094)       (2,997)      (3,393)
                                                  ------------  ------------  ------------  -----------

COMPREHENSIVE LOSS                                $  (321,793)  $    14,244   $  (553,781)  $ (182,779)
                                                  ============  ============  ============  ===========

BASIC AND DILUTED LOSS PER
    SHARE OF COMMON STOCK                         $     (0.04)  $      0.00   $     (0.07)  $    (0.02)
                                                  ============  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED                   8,033,372     7,718,372     7,893,372    7,250,083
                                                  ============  ============  ============  ===========

  See accompanying notes.


                                           STRATABASE
                                    STATEMENTS OF CASH FLOWS

                                                                 Nine months ended, Sept. 30,
                                                              --------------------------------
                                                                    2002          2001
                                                              --------------   ---------------
                                                                (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $      (550,784)  $      (179,386)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Depreciation and amortization                                  203,827            67,959
      Stock compensation expense                                     221,100                 -
  Change in assets and liabilities:
      Accounts receivable                                              8,079           (72,805)
      Employee receivables                                             5,977                 -
      Prepaids, deposits and other assets                                  -             6,230
      Accrued interest receivable                                    (14,500)                -
      Deferred tax asset                                             (13,021)                -
      Inventory                                                       (6,461)          (13,756)
      Accounts payable                                              (800,958)          153,889
      Accrued liabilities                                             (1,686)           (9,579)
      Income taxes payable                                           (50,265)                -
                                                             ----------------  ----------------
        Net cash from operating activities                          (998,692)          (47,448)
                                                             ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of databases and domain names                         (154,630)          (44,717)
  Acquisition of computer and office equipment                           (47)           (7,674)
  Notes receivable                                                  (150,000)                -
                                                             ----------------  ----------------
        Net cash from investing activities                          (304,677)          (52,391)
                                                             ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of Class A warrants                               -            14,600
  Payments received from related parties                             160,760           198,000
  Note receivable advances to related parties                        (73,860)                -
  Proceeds received from exercise of stock options                   242,000                 -
                                                             ----------------  ----------------
        Net cash from financing activities                           328,900           212,600
                                                             ----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (2,997)           (3,393)
                                                             ----------------  ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (977,466)          109,368
CASH AND CASH EQUIVALENTS, beginning of period                     1,265,457           219,801
                                                             ----------------  ----------------

CASH AND CASH EQUIVALENTS, end of period                     $       287,991   $       329,169
                                                             ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
  Cash paid during the period for:
    Interest                                                 $             -   $             -
                                                             ================  ================
    Income taxes                                             $        59,869   $             -
                                                             ================  ================

SCHEDULE OF NONCASH ACTIVITIES
  Related party notes received in exchange for common stock  $        14,500   $       675,000
                                                             ================  ================

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

Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any future period.

Note  2-Summary  of  Significant  Accounting  Policies

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition - The Company provided its open-source CRM software to potential customers through the Internet at no cost. The Company generates technical services revenue and CRM revenue from providing additional services to these customers such as by performing consultation services and custom modifications and enhancements to the CRM software and providing customized databases. The majority of the projects undertaken by the Company are prepaid with revenue recognized upon delivery and when there are no further performance obligations and no rights of refund exist. There was no deferred income at September 30, 2002 or December 31, 2001.

Databases and domain names - Databases and domain names are being amortized over three years and two years, respectively. Total accumulated amortization was $273,640 and $81,813 at September 30, 2002, and December 31, 2001, respectively. Amortization expense charged to operations was $80,827 and $13,001 for the three months ended September 30, 2002 and 2001, respectively.

Software development costs - The Company capitalizes certain software development and implementation costs. Development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company has only recently begun developing prepackaged software for sale to potential customers.

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

Stock options - The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Accordingly, compensation costs of $151,800 and $69,300 were recognized for the quarters ended September 30, 2002, and June 30, 2002, respectively. Subsequent to September 30, 2002, the Company granted stock options for 120,000 shares of common stock with an exercise price of $1.30. The shares have varying rates of vesting and were granted at a price in excess of fair market value on the date of grant.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note  3-Commitments  and  Contingencies

Lease commitments - As of September 30, 2002, the Company leased office space in Abbotsford and Vancouver, British Columbia, Canada, and leased a fiber optic line. Future minimum lease payments associated with office space and fiber optic line are approximately $2,800 per month. All leases expire by January 2004.

Management fees - The Company pays management fees for the services of its executive management. Compensation of $35,518 EAmery BernardThis doesn't tie to 3 months of management fees at $12,500 per month.for the three month period ended September 30, 2002, have been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. Currently, there are no claims or legal actions against the Company.

Note  4  -  Related-Party  Notes  Receivable

Notes  receivable  from  related-parties  are  as  follows:



                                                  September 30,  December 31,
                                                      2002           2001
                                                   -----------  -------------
Trevor Newton                                      $  200,000      $  200,000
Chairman, President, CEO, Secretary and Treasurer

Fred Coombes                                          175,000         175,000
Vice President of Corporate Development

                                                   $  375,000      $  375,000
                                                   ==========      ==========





The Company has reclassified all notes receivable from (and loans to) related-parties if the related-party has signed a note receivable to the Company in exchange for the exercise of common stock options. All notes receivable are non-interest bearing and are to be paid from proceeds from the sale of stock acquired through the exercise of stock options, but no later than April 1, 2003.

Note  5  -  Note  Receivable

The Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a note receivable. The unsecured note bears interest at 20% per annum and matures April 30th 2003, and may be converted into stock of ACT should ACT proceed with a preferred stock financing prior to the maturity date.

Note  6  -  Recently  Issued  Accounting  Standards

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Company's management does not expect that the application provisions of this statement will have a material impact on Columbia's consolidated financial statements.

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

Our revenue is from CRM, database, and technical services to our clients. Our main software product to date is called "Relata".

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

We are actively developing our proprietary software product line. This represents a divergence from our original software model, which was built around an open-source code concept. We believe that we can extract more value from our software by keeping certain portions of it proprietary.

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



                        DISTINCT
MONTH     DOWNLOADS  USER SESSIONS
--------  ---------  -------------
Jun 2001        563          1,941
Jul 2001        714          2,177
Aug 2001        721          1,720
Sep 2001      1,384          3,044
Oct 2001      1,673          3,357
Nov 2001      1,307          2,706
Dec 2001      1,716          2,550
Jan 2002      2,023          3,853
Feb 2002      2,727          3,543
Mar 2002      3,168          4,311
Apr 2002      8,263          4,139
May 2002      2,252          3,829
Jun 2002      2,979          3,533
Jul 2002      3,118          3,939
Aug 2002      2,117          4,380
Sep 2002      3,442          4,513
Oct 2002      3,544          4,583



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

RESULTS  OF  OPERATIONS

REVENUES
--------
Revenues for the quarter ended September 30, 2002, were $70,503, compared to revenues of $514,292 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, revenues were $419,535 and $904,385, respectively. Revenues have remained down primarily because of the company's focus on developing its proprietary software products, which has taken longer than expected, resulting in more time being taken away from the sales and marketing of the Company's traditional product line. As of November 8th 2002, the Company has completed development of a new software product which it intends to release to the public by the end of November 2002. This is a proprietary software product and will be available on a 14 day free trial basis to interested users, and thereafter must be purchased by users in order for it to continue to function. Therefore the Company expects to commence sales of this product during fourth quarter 2002, although it makes no projections regarding potential revenue from this product. As disclosed in our previous 10-QSB, the hardware products and services line was discontinued by the Company due to lack of profitability, and therefore this has also played a role in our reduced revenue.

OPERATING  EXPENSES
-------------------
Operating expenses for the quarters ended September 30, 2002 and 2001, were $225,308 and $420,848, respectively. For the nine months ended June 30, 2002 and 2001, operating expenses were $479,012 and $774,947, respectively. Second and third quarters 2002 were significantly impacted by $151,800 and $69,300, respectively, for stock compensation expense recognized as a result of options being granted at less than fair market value to a key sales staff employee in May 2002. The options granted at less than fair market value will be fully vested in October 2002. In the prior year periods, significant costs were incurred for programming wages and renting databases. For example, the Company incurred a total of $49,795 for commission, wages and subcontracting expenses for the quarter ended September 30, 2002, compared to $62,231 for the quarter ended September 30, 2001. Similarly, the Company incurred $16,297 in media costs for the quarter ended September 30, 2002, compared to $339,528 for the quarter ended September 30, 2001. Over the past year, the Company has significantly grown the internal database used for CRM services, reduced the programming workforce, and relied less on renting databases from third parties. However, each of the foregoing costs will increase should we grow. Hardware costs decreased significantly as a result of the previously mentioned discontinuation in this product line.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
--------------------------------------
General and Administrative (G&A) expenses for the quarters ended September 30, 2002 and 2001, were $182,826 and $78,793, respectively. For the third quarter of 2002, $35,518 consisted of management fees for the services of our executive management; $33,419 consisted of legal, accounting, and consulting fees, of which, a substantial portion of these fees are incurred because we are a public company. For third quarter of 2001, G&A expenses totaled $78,793, of which $24,000 was for management fees paid to our President and Vice President, and $5,366 was for legal, accounting, and consulting fees. A significant portion of the databases acquired at the end of 2001 were placed into service and led to the increase in depreciation and amortization. G&A expense for the nine months ended September 30, 2002 and 2001, were $514,317 and $312,498, respectively. The significant changes between nine month periods were an increase in depreciation and amortization of approximately $136,000 due to additional database acquisitions being placed in service; an increase in legal, accounting, and consulting fees of approximately $72,000 due to the increased complexity and business activity of the Company; a decrease in advertising of approximately $9,000; and a decrease in bad debts of approximately $20,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
As of September 30, 2002, we had $287,991 in cash and cash equivalents, a decrease of $301,713 since June 30, 2002, and $977,466 since December 31, 2001. The significant decrease in cash as compared to year end is primarily attributable to two factors: losses from operations and a delay in cash disbursements for three significant operational expenses. Losses from operations may continue in the future as we shift our revenue model from our existing product line to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. The Company's policy is to pay all operational expenses when due, provided the vendor, in the normal course of business, has satisfied all necessary conditions for payment. As a result, the Company had outstanding payable balances totaling approximately $650,000 with three vendors at the end of 2001 that remained unpaid by the Company until late second quarter and early third quarter of 2002. Payments to these vendors were delayed until sufficient instructions for payment were received by the Company, and until the goods and services purchased were received in a manner acceptable to the Company. As of September 30, 2002, the Company's accounts payable aging was a follows:

Current          $  31,849
31-60  days          9,182
61-90  days              -
91+  days              (45)
                 ---------
Total            $  40,986
                 =========

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

CRITICAL  ACCOUNTING  POLICIES
------------------------------
In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, office equipment, databases and domain name lives, deferred income tax benefits, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

*    The  first-in,  first-out  (FIFO)  method  to  value  our  inventories; and

* The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

* We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

 These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

ITEM  3.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Trevor Newton, our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to him by others within the Company.
    (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


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

ITEM  2.      CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.     None.

ITEM  4.       SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5. OTHER INFORMATION. On October 21, 2002, the Board of Directors of the Company accepted the resignation of Director Matt Dion. Due to his own time constraints, Mr. Dion was unable to allocate sufficient time to make a significant contribution to the Company. The Board named Mr. Scott Praill to the Board to fill the vacant directorship. Mr. Praill is a financial professional who has been employed by leading companies such as Placer Dome and Westcoast Energy, and was a Senior Accountant for Price Waterhouse, where his responsibilities included the planning of financial statement audits and ensuring Canadian and U.S. GAAP compliance. His duties have also included assessment of adequate financial statement disclosure; preparing and reviewing financial information including pro-forma financial statements for prospectuses, information circulars and other offering documents related to acquisitions, mergers and the issuance of debt and equity securities; evaluating public company operating results through financial statement and financial ratio analysis; and reviewing financial internal control systems and preparing reports for presentation to Audit Committees and Boards of Directors. Mr. Praill has extensive experience in public company financial reporting including compliance with Canadian and U.S. securities exchange requirements and the preparation and review of financial statements. Mr. Praill currently is the director of finance for Inflazyme Pharmaceuticals. Mr. Praill has earned the following designations:
Chartered Accountant (BC, 1996), Certified Public Accountant (Illinois, 2001), and a Bachelor of Science Degree (Simon Fraser University, 1989).

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a) Exhibits. 99.1 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



                                      STRATABASE

Date:  November  13,  2002     By  /s/  Trevor  Newton
                                   -------------------
                                   Trevor  Newton
                                   Chairman,  President,  Chief  Executive
                                   Officer,  Secretary  and  Treasurer




CERTIFICATIONS  FOLLOW  THIS  PAGE.

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Trevor Newton, Chief Executive Officer- Treasurer and Secretary, Stratabase, certify that:

1.     I  have  reviewed  this  quarterly  report  on Form 10-QSB of Stratabase;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

STRATABASE
/s/  Trevor  Newton
-------------------
Trevor Newton, Chief Executive Officer, Treasurer and Secretary Chief Executive Officer and
Chief  Financial  Officer
Dated:  November  13,  2002

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the period ended September 30, 2002 of Stratabase pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350) and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law.

The undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Stratabase.

/s/  Trevor  Newton
-------------------
Trevor  Newton
Chairman,  President, Chief Executive Officer, Secretary, and Treasurer
Date:  November  23,  2002