Form 10KSB
period 2002-12-31
STRATABASE
filed 2003-03-31
CIK 1092197

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002
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

                                Yes [ X ] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $430,240.

     Based on the closing sales price of the Common Stock on March 28, 2003, the aggregate market value of the voting stock of registrant held by non-affiliates was $4,034,300.

     The registrant has one class of Common Stock with 8,033,372 shares outstanding as of March 28, 2003.

                    Documents Incorporated By Reference: None

     Transitional  Small Business Issuer  Disclosure Format (check one):
Yes [ ] No [X].

                                   STRATABASE
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I
     Item 1.   Description of Business...................................................................1
     Item 2.   Description of Property...................................................................4
     Item 3.   Legal Proceedings.........................................................................4
     Item 4.   Submission of Matters to a Vote of Security Holders.......................................5

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters .................................5
     Item 6.   Management's Discussion and Analysis or Plan of Operation.................................7
     Item 7.   Financial Statements.....................................................................20
     Item 8.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.....................................................................43

PART III
     Item 9.   Directors,   Executive  Officers,  Promoters  and  Control
               Persons; Compliance
               with Section 16(a) of the Exchange Act...................................................43
     Item 10.  Executive Compensation...................................................................45
     Item 11.  Security   Ownership  of  Certain  Beneficial  Owners  and
Management     47
     Item 12.  Certain Relationships and Related Transactions...........................................49
     Item 13.  Exhibits and Reports on Form 8-K.........................................................49
     Item 14.  Controls and Procedures..................................................................50

SIGNATURES

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBITS
       24.2    Consent of Moss Adams LLP
       99.1    Section 906 Certification

                                     PART I

Item 1.  Description of Business.

Stratabase develops Enterprise and Customer Relationship Management (CRM) software for its clients and for general distribution, and also technical and database solutions for enterprises. Our products are designed to allow enterprises to improve the efficiency of knowledge workers through the use of our web-based software tools. These tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting, and conduct data synchronization.

We have developed both proprietary and open source software. Although in the past we have focused predominantly on developing open source code software, we have altered our direction to focus on proprietary software development. We believe that we can extract more value from our software by keeping it proprietary.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998 and commenced operations in January 1999. For the period from inception to December 31, 1999, we operated in the development stage. Substantially all activity during this period through 1999 was devoted to the raising of equity capital and development of our long-term business model, up until the completion of our initial public offering in February 2000. Our office is located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

Overview of the Enterprise Software Industry

Enterprise and CRM software applications are designed to facilitate greater productivity in the workplace and enhance communications between businesses and customers. There are several subcategories of Enterprise and CRM software, all of which in various ways support the efforts of businesses to enhance productivity and communications.

Large vendors of Enterprise and CRM software such as Siebel Systems have attempted to add Internet functionality to their existing product lines. Simultaneously, dozens of new companies have emerged which have created new software solutions with more support for Internet based access. The number of industry-specific software vendors is loosely estimated at several thousand competitors.

Stratabase Software

We engineer what we believe to be advanced web-based Enterprise and CRM software. We have also developed software which synchronizes data between portable computing devices.

The software we have developed is:

- flexible  and  scalable--capable  of handling  thousands  of  simultaneous users;
- functional--able to handle enterprise-level requirements;
- adaptable--allowing   the  user  to   modify   the   software   to  meet
  particular requirements;
- reliable--constantly monitored and improved by our engineers.

In addition to offering technically advanced software, we provide users of the software we have developed with extensive written documentation and limited installation support. Our technical team has prepared manuals and other documentation that accurately and clearly describes the many features of this software and advises the user on how best to implement these features.

Professional Services

We offer a limited range of services relating to the development and use of the software we have created. While these services include technical support, custom development, and consulting, the primary source of our revenue has been in the provision of technical services and database solutions for our clients, using our software. We bill our clients on a project basis as opposed to an hourly basis.

Competition

In the broader market for proprietary Enterprise and CRM software, there are a large number of well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities than we do. These competitors include Siebel Systems, SAP, Pivotal and many others.

Many of our competitors are well positioned vendors who have established and stable customer bases and continue to attract new customers. Some of them also provide Enterprise and CRM-related services to users. Most of these companies are larger and more experienced organizations than we are. In addition, we face potential competition from many companies with larger customer bases, greater financial resources and stronger name recognition than we have.

Software markets are not always characterized by traditional barriers to entry that are found in many traditional markets. Accordingly, new competitors or alliances among competitors can emerge and rapidly acquire significant market share.

We believe that the major factors affecting the competitive landscape for our software and related services include:

         - name and reputation of software and service provider;
         - product performance and functionality;
         - strength of relationships in the software community;
         - availability of user applications;
         - ease of use;
         - networking capability;
         - breadth of hardware compatibility;
         - quality of related services;
         - distribution strength; and
         - alliances with industry partners.

Although we believe that we compete favorably with many of our competitors in a number of respects, including product performance and functionality, we believe that many of our competitors enjoy greater name recognition, have software which covers far more aspects of Enterprise and Customer Relationship Management than our software does, have superior distribution capabilities and offer more extensive support services than we currently do. In addition, there are significantly more applications available for competing software solutions, than there are for ours. An integral part of our strategy in the future, however, is to address these shortcomings by, among other things, strengthening our existing business relationships and entering into new ones in an effort to enhance our name recognition; adding more programmers internally to improve the software more rapidly; providing more services to our clients that have high associated margins; and, enhancing the software's functionality.

Intellectual Property

The software we have developed falls into two categories: proprietary and open source.

The open source software we have developed has been made available for licensing under the GNU General Public License (GPL), pursuant to which anyone, generally, may copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work is made available to the public under the same terms. Therefore, although we retain the copyrights to the code, due to the GPL and the open source nature of our software, the intellectual property contained within the software does not belong to us, nor to anyone else. That is the nature of open source software. However, we do enter into confidentiality and nondisclosure agreements with our employees and consultants.

The proprietary software we have developed is the exclusive property of the company, and we retain all copyright and ownership of the intellectual property.

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

Employees

As of March 15, 2003, we had 5 employees, including our two officers, Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO, and Mr. Fred Coombes, Vice President of Corporate Development and a Director. Mr. Newton supervises the company's operations. It is anticipated that we will need to add additional managerial, sales, technical and administrative staff in the future in order to realize our business objectives.

Our equipment and primary agreements

We lease a Bandwidth/Connectivity (fiber optic line) from BCTel/Telus. It is the subject of a three-year agreement which commenced on February 1, 2001, and calls for a monthly fee of $1,000.

Additionally, we pay an annual premium of approximately $1,500 for a one year term comprehensive general liability insurance policy with the following coverages: (i) general liability - $1,400,000; (ii) database - $150,000; (iii) hardware - $125,000; and (iv) Flood/Earthquake - $185,000.
(Figures are converted from Canadian dollars).

Item 2.  Description of Property.

We do not own any real property. Our offices are approximately 2,000 square feet located at 34595 3rd Avenue, #101, Abbotsford, B.C., V2S.8B7, Canada. The office is leased for a two-year lease that commenced on February 1, 2001. The lease is being renewed for an additional twelve month period. The monthly rent is approximately $1,500. We believe that the facilities will be adequate for the foreseeable future. All costs described in this section are stated in U.S. dollars as converted from Canadian dollars. Accordingly, the costs may vary to some degree with the currency exchange rate.

Item 3.  Legal Proceedings.

We are not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against us. We know of no material legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.

In July 2000 our common stock began trading on the Nasdaq Stock Market, Inc. Over the Counter Bulletin Board under the symbol "SBSF.OB". Prior to that, there was no market for the Common Stock. The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2002 and 2001, respectively:

Calendar Year              High Bid           Low Bid
-------------              --------           -------


2002:
-----

First quarter                 $1.59             $1.11
Second quarter                $3.37             $1.31
Third quarter                 $2.88             $1.25
Fourth quarter                $2.37             $1.10

2001:
-----

First quarter                 $1.84             $0.75
Second quarter                $2.50             $0.63
Third quarter                 $2.50             $1.01
Fourth quarter                $2.00             $1.20


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report. The Company estimates that as of March 1, 2003 there were approximately 100 holders of record of the Common Stock.

Our Transfer and Warrant Agent

We have appointed Securities Transfer Corp., with offices at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, (469) 633-0101, as transfer agent for our shares of common stock and warrants. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common and preferred shares of stock.

Dividend Policy

As of March 24, 2003, there had been no dividends declared on the Company's Common Stock.
We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities

We did not offer for sale or sell any securities during the last quarter of 2002.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plan that was approved by our stockholders. Set forth below is certain information as of December 31, 2002 regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders


                                     Number of securities to the  Weighted average exercise
                                      issued upon exercise of        price of outstanding      Number of securities
                                   outstanding options, warrants           options,          remaining available for
              Plan Category                  and rights              warrants and rights         future issuance
       ----------------------------------------------------------------------------------------------------------------
       2002 Stock Option Plan                 245,000                       $0.57                   1,420,000

       2000 Stock Option Plan                 470,000                       $0.88                       -
                                  -------------------------------------------------------------------------------------
       Total                                  715,000                       $0.77                   1,420,000
                                  =====================================================================================


         The following discussion describes material terms of grants made pursuant to the stock option plans:

         Pursuant to both Stock Option Plans, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 ("Code") or as non-qualified stock options. The Plans are administered by the Option Committee of the Board of Directors (the "Committee"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

         In order to exercise an option granted under the Plans, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

         Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Committee shall deem advisable.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

You should read this discussion together with our financial statements and related notes included elsewhere in this report.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements within the meaning of
Section  21D  of the  Securities  Exchange  Act of  1934,  as  amended,  and
Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

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

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in our filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

We develop Enterprise and Customer Relationship Management (CRM) software for our clients and for general distribution.

Our revenue is from CRM, database, and technical services to our clients. Our main software product to date is called "Relata".

Our products are designed to allow enterprises to improve the efficiency of knowledge workers through the use of our web-based software tools. These tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting, and conduct data synchronization.

We have developed both proprietary and open source software. Although in the past we have focused predominantly on developing open source code software, we have altered our direction to focus on proprietary software development. It was originally thought by management that the demand for open source software would increase significantly, and that open source software developers would realize significant revenue from associated service contracts. While this has indeed happened over the last four years in the software industry, we have seen much of the anticipated service revenues go to established service contractors such as the likes of IBM, and not to small companies. Therefore it was determined by management that we can extract more value from our software by keeping it proprietary, and offering it on a subscription basis as a hosted solution.

People and businesses who are interested in using or testing our software come to our software download website to download (acquire) our software, to read documentation that can help them understand the software better, and to submit questions to our technical support staff. The portion of our software that is open source carries no licensing fees, so it is free to download. To quantify the demand for our software, two metrics we use are:

(a) the number of downloads per month
(b) the number of distinct individuals accessing the download website each month

The first measurement tells us how many people downloaded (acquired) our software in each month. The second measurement tells us how many people came to the website each month to read our software documentation or to submit technical questions to our staff or to simply acquire more software. The two measurements, while different from each other, are highly correlated, and tend to vary positively with each other. We have noticed an overall trend showing an increase in both measurements during the past year. Download and distinct user session data for downloads of our open source software have been tracked by us since June 2001 and was as follows:




                                           DISTINCT
MONTH               DOWNLOADS            USER SESSIONS
--------            ---------            -------------
Jun 2001                  563               1,941
Jul 2001                  714               2,177
Aug 2001                  721               1,720
Sep 2001                1,384               3,044
Oct 2001                1,673               3,357
Nov 2001                1,307               2,706
Dec 2001                1,716               2,550
Jan 2002                2,023               3,853
Feb 2002                2,727               3,543
Mar 2002                3,168               4,311
Apr 2002                8,263               4,139
May 2002                2,252               3,829
Jun 2002                2,979               3,533
Jul 2002                3,118               3,939
Aug 2002                2,117               4,380
Sep 2002                3,442               4,513
Oct 2002                3,544               4,583
Nov 2002                3,264               4,150
Dec 2002                3,030               3,855
Jan 2003                4,010               4,579
Feb 2003                2,449               3,341

We were incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, BC, V2S.8B7, Canada. The telephone number is (604) 504-5811.

CRITICAL ACCOUNTING POLICIES
----------------------------

In the  ordinary  course  of  business,  the  company  has made a number  of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results. We are constantly re-evaluating those significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, office equipment, databases and domain name lives, deferred income tax benefits, contingencies and litigation. We have also chosen certain accounting policies when options were available. Significant accounting policies include:

* The first-in, first-out (FIFO) method to value our inventories; and

* The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

*  We  record  an  allowance   for  credit  losses  based  on  estimates  of
customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

*We have not recorded an  allowance  for credit  losses  related to our note
receivable.   Should   the   financial   condition   of  the   note   issuer
deteriorate, additional allowances may be required.

*We are amortizing our databases and domain names over three years and two years, respectively, their estimated remaining useful lives.

*Software development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company only recently began developing prepackaged software for sale to potential customers.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

RESULTS OF OPERATIONS

REVENUES
--------

Revenues for the year ended December 31, 2002, were $430,240, compared to revenues of $2,360,452 for the year ended December 31, 2001. Revenues for the three months ended December 31, 2002, were $10,705, compared to revenues of $1,456,067 for the three months ended for the same period in 2001. Revenues have remained down primarily because of our focus on developing our new proprietary software products, which has taken longer than expected, resulting in more time being taken away from the sales and marketing of our traditional product line. As of December 2002, we released  to the  public  a new  software  product.  This  is a  proprietary software product and is available on a trial basis to interested users. However, our primary proprietary software product has not yet been released, and we anticipate its release in the early part of the second quarter of 2003. It will be made available to users on a monthly subscription basis.

OPERATING EXPENSES
------------------

Operating expenses for the years ended December 31, 2002 and 2001, were $579,762 and $1,607,102, respectively. The 2002 operating expenses consisted of $255,750 stock compensation expense recognized as a result of options being granted at less than fair market value to a key sales person in May 2002; $111,641 of sales commissions; $94,345 of wages and subcontracting costs; $79,238 of marketing expenses; $26,235 was for hardware costs incurred on sales for our systems integration solutions; and $12,553 of such expenses consisted of Internet connectivity costs. Hardware costs decreased significantly as a result of the previously mentioned discontinuation in this product line.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and Administrative (G&A) expenses for the years ended December 31, 2002 and 2001, were $710,689 and $441,571, respectively. For the year ended 2002, $281,326 consisted of depreciation and amortization; $181,514 consisted of legal, accounting, and consulting fees, of which, a substantial portion of these fees are incurred because we are a public company; and $122,710 of management fees for the services of our executive management. A significant portion of the databases acquired at the end of 2001 were placed into service and led to the increase in depreciation and amortization from $91,459 of such expense for the year ended 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2002, we had $134,093 in cash and cash equivalents, a decrease of $1,131,364 since December 31, 2001, and a decrease of 153,898 since September 30, 2002. The significant decrease in cash as compared to the prior year end is primarily attributable to two factors: losses from operations in 2002 and a delay in cash disbursements for three significant operational expenses at the end of 2001. Losses from operations may continue in the future as we shift our revenue model from our existing product line to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided the vendor, in the normal course of business, has satisfied all necessary conditions for payment. As a result, we had outstanding payable balances totaling approximately $60,000 with 26 vendors at the end of 2002 that remained unpaid by us. As of December 31, 2002, our accounts payable aging was as follows:



Current          $  22,112
31-60  days         25,240
61-90  days          8,541
91+  days            3,628
                 ---------
Total            $  59,521
                 =========



We have no long-term debt. We have reduced our expenses by downsizing staff and closing one of our offices. We believe that our available cash, together with operating revenues, will be sufficient to fund our immediate working capital requirements. We further believe that we can generate sufficient liquidity to carry out our operational activities. We have no long-term employment contracts and can reduce our work-force, as necessary, if revenues are not sufficient to support our existing operations or until additional funding can be obtained.

We will require additional capital to fund operations, take advantage of acquisition opportunities, develop or enhance services, or respond to competitive pressures. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Going Concern Consideration

Our activities have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at December 31, 2002 we had approximately $134,093 in cash and after approximately $66,455 of liabilities had only approximately $67,638 in working capital. For the year ended, we have had a loss from operations of approximately $914,645. Further, losses are continuing subsequent to December 31, 2002. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the company may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the company be unable to continue as a going concern.

Risks Factors

Risks relating to the company

RISK FACTORS RELATING TO OUR BUSINESS

We were organized in November 1998 and thus have limited operating history and limited operating revenues.

Specifically, as an early stage entity in the rapidly evolving market for software and technical services, we face numerous risks and uncertainties including our ability to:

o    anticipate and adapt to changing technologies;
o    generate significant revenues from the provision of our services;
o    develop a more efficient sales force;
o    implement sales and marketing initiatives;
o    offer compelling and effective services and software;
o    attract, retain and motivate qualified personnel;

o    respond and adjust to actions taken by competitors;
o build operations and technical infrastructure to effectively manage growth; and
o    integrate new technologies and services.

We have a major task ahead of us and may not be successful in achieving our goals.

WE NEED TO GROW AND MANAGE OUR GROWTH TO MAINTAIN PROFITABILITY.

Although we reported positive net income in the first quarter of this year, losses from operations may occur in the future as we continue to grow the business. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

If we do not grow, we will probably not become profitable. However, if we grow, develop and increase the size of our business, the demands on our operational systems will also increase. We will be required to further develop our operational and financial systems and managerial controls and procedures. We will also then need to expand, train and manage a larger team of staff. We do not currently have the resources for this type of expansion and may not be successful in our expansion efforts. Accordingly, we will limit or even entirely negate our chances to be profitable if we do not grow or if we cannot manage our growth.

OUR QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE SIGNIFICANTLY AND ARE DIFFICULT TO FORECAST.

Due to our limited operating history and the unpredictability of our industry, our revenue and net income (loss) may fluctuate significantly from quarter to quarter and are difficult to forecast. Many of our expenses are fixed in the short term. We may not be able to adjust our spending quickly if our revenue falls short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have a disproportionate adverse effect on our net income (loss) for that quarter. Further, we may make administrative, marketing, acquisition or financing decisions that could adversely affect our business, operating results and financial condition.

Our quarterly operating results will fluctuate for many reasons, including:

-  our ability to retain existing customers, attract new customers and satisfy our customers' demand;
-  changes in gross margins of our current and future services;
-  the timing of the release of upgraded versions of our software;
-  introduction of new software and services by us or our competitors;
-  changes in the market acceptance of our software solutions;
-  changes in the usage of the Internet and online services;
-  the effects of any  acquisitions  or other business  combinations,  including
   one-time  charges,   goodwill   amortization  and  integration   expenses  or
   operational difficulties; and
- technical difficulties or system downtime affecting the Internet or our website.

For these reasons, you should not rely on period-to-period comparisons of our financial results to forecast our future performance. Our future operating results may fall below expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline significantly.

WE HAVE EXPERIENCED RAPID GROWTH, WHICH HAS PLACED A SIGNIFICANT STRAIN ON OUR RESOURCES.

Since January 1, 2000 we have experienced a period of growth and expansion which has placed, and continues to place, demands on our resources. We expect future growth, if any, to place further demands on our operational and financial resources.

To accommodate our anticipated growth we must:

-  improve  existing  operational  and  financial  systems,   procedures  and
   controls;
- hire, train and manage additional qualified personnel, including sales and marketing, professional services and software engineering and development personnel; and
- effectively manage multiple relationships with our customers, suppliers and other third parties.

We may not be able to install and implement adequate operational and financial systems, procedures and controls in an efficient and timely manner, and our current or planned systems, procedures and controls may not be adequate to support our future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. If we are unable to manage growth effectively it could have a material adverse effect on our business, operating results and financial condition.


OUR CHANCES OF SUCCESS WILL BE DIMINISHED IF WE LOSE THE SERVICES OF OUR OFFICERS OR POTENTIAL CONFLICTS OF INTEREST BETWEEN OUR BUSINESS AND OUR OFFICERS ARE NOT RESOLVED IN OUR FAVOR.

We are highly dependent on the services provided by Mr. Trevor Newton, our Chairman of the Board, President, Secretary, Treasurer and Chief Operating and Executive Officer, and Mr. Fred Coombes, our Vice President of Corporate Development. Neither of these two individuals has an employment agreement with us nor do we have key-man life insurance on them. Since both may become active in other unrelated businesses, they may not devote their full-time to our affairs. This may cause conflicts of interest with our business in terms of time and business opportunities. These conflicts may not be resolved in our favor. Our business may be hurt if these conflicts are not resolved in our favor.

ANY REVENUES RECEIVED IN CANADIAN DOLLARS WOULD DECREASE IN VALUE BECAUSE OF THE UNFAVORABLE CURRENCY EXCHANGE RATE.

Our operations are located in Canada. Accordingly, some of our revenue is in Canadian dollars. In recent years, the currency exchange rate of the Canadian dollar into the US dollar has steadily dropped. The continued lowering of the value of the Canadian dollar vis-a-vis the US dollar may have a materially adverse effect on our business, results of operations and financial condition.

OUR SOFTWARE MAY CONTAIN DEFECTS THAT MAY HARM OUR REPUTATION, BE COSTLY TO CORRECT, DELAY REVENUE AND EXPOSE US TO LITIGATION.

Despite testing by us and our customers, errors may be found in our software after commencement of distribution. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our software could result in a loss of, or delay in, market acceptance of our software and the associated services that we sell to our customers and could damage our reputation and our ability to convince users of the benefits of our software. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. If our software fails, our customers' systems may fail and they may assert claims for substantial damages against us. In addition, our insurance policies may not adequately limit our exposure with respect to this type of claim. A software liability claim, even if unsuccessful, could be costly and time consuming. Claims related to the occurrence or discovery of these types of errors or failures could have a material adverse effect on our business, operating results and financial condition.

WE MAY BE SUED AS A RESULT OF INFORMATION RETRIEVED FROM OUR WEB SITE.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be subjected to claims based on content that is accessible from our website through links to other websites or through content and materials that may be posted by visitors to our website. Our insurance may not adequately protect us against these types of claims.

OUR SECURITIES ARE REFERRED TO AS "PENNY STOCKS" WHICH ARE NOT PRECEIVED FAVORABLY IN THE MARKET PLACE.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our securities  may  become  subject  to  rules  that  impose  additional  sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must:

o make a special suitability determination for the purchase of such securities;

o have received the purchaser's written consent to the transaction prior to the purchase;

o deliver to the purchaser, prior to the transaction, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market;

o disclose to the purchaser the commission payable to the broker-dealer and the registered representative;

o  provide the purchaser with current quotations for the securities;

o if he is the sole market maker, disclose that fact to the purchaser and his presumed control over the market; and

o provide the purchaser with monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Consequently,   the  "penny   stock"  rules  may  restrict  the  ability  of
broker-dealers to sell our securities in the market.

Risks Relating to our Strategy and our Industry

RISKS RELATED TO SOFTWARE BUSINESS MODELS.

The market for our software is still developing. The markets for our services have only recently begun to develop. Demand and market acceptance for software developed under our development model and services relating to these products are subject to a high level of uncertainty and risk. If our software and the services should fail to gain widespread commercial acceptance, our business, operating results and financial condition would be materially adversely affected.

WE FACE INTENSE COMPETITION FROM ESTABLISHED SOFTWARE DEVELOPERS AND SERVICE PROVIDERS.

The market for Enterprise and Customer Relationship Management (CRM) software and the services which run on these types of software is intensely competitive and rapidly changing. We face significant competition from larger companies with greater financial resources and name recognition than we have. These competitors include Siebel Systems, SAP, Pivotol and dozens of others, all of whom have significantly greater financial resources and offer more advanced software tools than we do. If we are not able to compete successfully with current or future competitors, our business, operating results and financial condition will be materially adversely affected.

WE FACE INTENSE COMPETITION FROM OTHER SOFTWARE AND SERVICE SUPPLIERS, AND NEW COMPETITORS MAY ENTER OUR MARKETS EASILY.

The market for Enterprise and Customer Relationship Management software and services is new, rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. We estimate that there are currently over 5,000 private and public suppliers of Enterprise and Customer Relationship Management software solutions worldwide and expect this number to grow. In addition, there are a number of companies with large customer bases and greater financial resources and name recognition, such as Oracle and Microsoft, which have increased their presence in the market for Enterprise and Customer Relationship Management software systems and services. These companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to their customers than we can.

Furthermore, barriers to entry are minimal. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. These companies may be able to leverage their existing service organizations and provide higher levels of support on a more cost-effective basis than we can. If we are not able to compete successfully with current or future competitors, our business, operating results and financial condition will be materially adversely affected.

WE MAY NOT SUCCEED IN THE EXPANSION OF OUR SERVICES.

We cannot be certain that our customers will continue to engage our products or services. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our business will need. In addition, this expansion has required, and will continue to require, significant additional expenses and development, financial and operational resources. These additional resources will place further demands on our financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

We may enter into business combinations and strategic alliances which will present us with additional challenges.

We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

- difficulty assimilating the operations, technology and personnel of the combined companies;
-  disruption of our ongoing business;
-  problems retaining key technical and managerial personnel;
- one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets;
-  potential dilution to our stockholders;

-  additional operating losses and expenses of acquired businesses; and

-  impairment  of  relationships  with  existing  employees,   customers  and
   business partners.

Our inability to address these risks could have a material adverse effect on our business, operating results and financial condition.

COMPETITION FOR SKILLED TECHNICAL PERSONNEL IN OUR INDUSTRY IS INTENSE.

Our future performance also depends upon our ability to attract and retain highly qualified programming, technical, sales, marketing and managerial personnel. There is intense competition for skilled personnel, particularly in the field of software engineering. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

IN ORDER TO KEEP UP WITH TECHNOLOGICAL ADVANCES, WE MAY HAVE TO INCUR ADDITIONAL COSTS TO MODIFY SERVICES OR INFRASTRUCTURE.

Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions and changing customer demands. To be successful, we must adapt to a rapidly evolving market by continually enhancing our infrastructure, content, information and services to fulfill our users' needs. We could incur additional costs if it becomes necessary to modify services or infrastructure in order to adapt to these or other changes affecting providers of Internet services. Our business, results of operations and financial condition could be materially adversely affected if we incur significant costs to adapt, or if we cannot adapt, to these changes.

IF  WE  DO  NOT  IMPROVE  OUR  SALES  CAPABILITIES,   WE  MAY  NOT  GENERATE
SIGNIFICANT REVENUES OR BECOME PROFITABLE.

We currently have a limited sales capability. In order to grow, we must develop a larger sales capability. Our ability to do so successfully involves a number of factors. They include the competition in hiring and retaining sales personnel, our ability to integrate and motivate sales personnel and the length of time it takes for new sales personnel to become effective. Our failure to develop and maintain an effective sales team would have a negative effect upon our business prospects.


Item 7. Financial Statements.

The response to this item is included in a separate section of this report. See page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.


                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2002 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following sets forth the names and ages of our directors and executive officers:

Name               Age   Position
----               ---   --------

Trevor Newton      33    President, Secretary, Treasurer, Chairman of the Board,
                         Chief Operating and Executive Officer

Fred Coombes       49    Vice President of Corporate Development and Director

Scott Praill       34    Director


TREVOR NEWTON, since our incorporation to the present, has been our President, Secretary, Treasurer and Chief Executive Officer. Mr. Newton oversees all aspects of operations and business development for the company. Mr. Newton graduated from Simon Fraser University in 1993 with a Masters Degree in Economics, and from the University of Victoria in 1991 with a Bachelor of Science degree in Economics. From 1994 to 1995 Mr. Newton taught Economics and Statistics at the University College of Fraser Valley, and from February 1996 until October 1996, Mr. Newton was a registered representative with a broker-dealer. From October 1996 until 1999, Mr. Newton was employed at a company which ran a financial website published financial information, such as stock quotes and news, to its users 24 hours a day. His responsibilities included the overseeing of operations such as programming, technical infrastructure and marketing.

FRED COOMBES, since our inception to the present, has been one of our Directors and since January 20, 1999, to the present our Vice-President of Corporate Development. Since 1987 to the present, Mr. Coombes has also acted as the President of Co-ab Marketing, Ltd., an investor and corporate relations firm. Presently, he devotes himself fulltime to our affairs.

SCOTT PRAILL has served on our Board of Directors since October 2002. Mr. Praill is a financial professional who has been employed by leading companies such as Placer Dome and Westcoast Energy, and was a Senior Accountant for Price Waterhouse, where his responsibilities included the planning of financial statement audits and ensuring Canadian and U.S. GAAP compliance. His duties have also included assessment of adequate financial statement disclosure; preparing and reviewing financial information including pro-forma financial statements for prospectuses, information circulars and other offering documents related to acquisitions, mergers and the issuance of debt and equity securities; evaluating public company operating results through financial statement and financial ratio analysis; and reviewing financial internal control systems and preparing reports for presentation to audit committees and boards of directors. Mr.
Praill has extensive experience in public company financial reporting including compliance with Canadian and U.S. securities exchange requirements and the preparation and review of financial statements. Mr. Praill currently is the director of finance for Inflazyme Pharmaceuticals. Mr. Praill has earned the following designations: Chartered Accountant (BC, 1996), Certified Public Accountant (Illinois, 2001), and a Bachelor of Science Degree (Simon Fraser University, 1989).

None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

During the 2002 fiscal year, we paid fees of $75,000 for the services of Mr. Trevor Newton, the President, Chief Executive Officer, Secretary and Treasurer, and $47,710 for the services of Mr. Fred Coombes, the Vice President of Corporate Development. Mr. Praill was granted 100,000 options pursuant to the 2002 Stock Option Plan to purchase common stock at a purchase price of $1.30 per share. Of these options, only 10,000 are currently vested. The balance of his options vest as follows: 15,000 on June 23, 2003; 15,000 on June 23, 2004; 20,000 on December 31, 2004;
20,000 on June 23, 2005 and 20,000 on December 31, 2002.

Our Directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2002, the Board of Directors held 4 regular meetings. No director attended fewer than 100% of the total meetings of the Board either in person or via teleconference during 2002.

The Board of Directors has established an Audit Committee and adopted a written charter setting out the duties and functions of the Audit Committee. Mr. Praill, the chairman of the Audit Committee, is the audit committee financial expert and is independent, as such term is used in
Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended. The Audit Committee recommends engagement of the company's independent auditors, is primarily responsible for approving the services perform by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

The  Board  has   established   an  Option   Committee  and  a  Compensation
Committee, each consisting of Messrs. Newton and Coombes. The Option Committee recommends and grants options to individuals under the option plans adopted by the company. The Compensation Committee recommends and grants compensation to individuals who work for the company.

The Board does not have a nominating committee.

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

We are not aware of any instances in fiscal year 2002 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, other than the Form 3 which should have been filed by our director Scott Praill.

Item 10. Executive Compensation.

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2002, 2001 and 2000, for services of Trevor Newton, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2002, 2001 or 2000.

Summary of Annual Compensation

Name and                            Year ended             Year ended           Period ended
Principal Position                  December 31, 2002      December 31, 2001    December 31, 2000
------------------                  -----------------      -----------------    -----------------
Trevor Newton, Chairman of
the Board, President, Secretary,
Treasurer and Chief Operating and
Executive Officer                            $75,000                 $60,000            $60,000



                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (Individual Grants)

----------------------------- -------------------------- -------------------- --------------- ------------------------
                                                          Percent Of Total
                                                            Options/SARs
                                Number Of Securities         Granted To        Exercise or
                               Underlying Options/SARs      Employees In        Base Price
            Name                     Granted (#)             Fiscal Year          ($/Sh)          Expiration Date
            (a)                          (b)                     (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- ------------------------
Trevor Newton, President,
Secretary, Treasurer,
Chairman of the Board of
Directors, Chief Operating
and Executive Officer                   None                    None               None                None
----------------------------- -------------------------- -------------------- --------------- ------------------------




              AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTIONS/SAR VALUES

------------------------------------ ------------------- -------------------- -------------------- -------------------
                                                                                   Number Of
                                                                                  Unexercised           Value Of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-The-Money
                                                                                Options/SARs At      Options/SARs At
                                      Shares Acquired                             FY-End (#)           FY-End ($)
                                        On Exercise        Value Realized        Exercisable/         Exercisable/
               Name                         (#)                  ($)             Unexercisable       Unexercisable
                (a)                         (b)                  (c)                  (d)                 (e)
------------------------------------ ------------------- -------------------- -------------------- -------------------
Trevor Newton, President,
Secretary, Treasurer, Chairman of
the Board of Directors, Chief
Operating and Executive Officer             None                None              $225,000/$0         $180,000/$0
------------------------------------ ------------------- -------------------- -------------------- -------------------


We have no employment agreements with any of our executive officers or employees.

During the 2002 fiscal year, we paid fees of $75,000 for the services of Mr. Trevor Newton, the President, Chief Executive Officer, Secretary and Treasurer, and $47,710 for the services of Mr. Fred Coombes, the Vice President of Corporate Development.

We have no employment or any similar agreements with the foregoing individuals. During the 2001 fiscal year, we loaned to each of Messrs.
Newton and Coombes $200,000 and $175,000, respectively, to exercise options held by such individuals. The notes receivable from each of Messrs. Newton and Coombes are non-interest bearing and are to be paid from the proceeds from the sale of the stock acquired through the exercise of the stock options. If no stock is sold, the notes are due and payable on April 1, 2003. As of the date of this report, neither Mr. Newton nor Mr. Coombes has sold any shares of our stock.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 24, 2003, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 8,033,372 shares of common stock issued and outstanding, plus in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.


      Officers, Directors,
         5% Shareholder                         No. of Shares                 Beneficial Ownership %
         --------------                         -------------                 ----------------------
Trevor Newton                                   2,935,400        (1)                  36.54%
c/o Stratabase
34595 3rd Avenue
Abbotsford, B.C.
V2S 8B7 Canada

Mary Martin                                     1,122,072        (2)                  13.97%
248 West Park Avenue
Long Beach, NY 11561

Fred Coombes                                    1,042,300        (3)                  12.97%
c/o Stratabase
34595 3rd Avenue
Abbotsford, B.C.
V2S 8B7 Canada

New Horizons LP                                   538,925                              6.71%
248 West Park Avenue
Long Beach, NY  1151
Scott Praill
c/o Stratabase
34595 3rd Avenue                                                                   Less than 1%
Abbotsford, B.C.                                   10,000        (4)
V2S 8B7 Canada
All Directors and executive
officers as a Group (3 persons)*                4,049,061                              50.4%

__________

(1) Includes 225,000 options to purchase common stock at a purchase price of $0.60 per share, all of which are vested.

(2) The general partner and a minority limited partner of New Horizons LP is Joe MacDonald, who is married to Mary Martin. The number indicated above does not include the shares owned by New Horizons LP, all of which Ms. Martin disclaims beneficial ownership.

(3) Includes 30,000 shares of common stock owned by Mr. Coombes' daughters, Candice Coombes, Mackenzie Coombes and Carley Coombes.

(4) Scott Praill was granted 100,000 options pursuant to the 2002 Stock Option Plan to purchase common stock at a purchase price of $1.30 per share. Of these options, only 10,000 are currently vested. The balance of his options vest as follows: 15,000 on June 23, 2003; 15,000 on June 23, 2004; 20,000 on December 31, 2004; 20,000 on June 23, 2005 and 20,000
on December 31, 2002.

* These  shares are  attributed  to Trevor  Newton,  Fred  Coombes and Scott
Praill.

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.


Item 12.  Certain Relationships and Related Transactions

During the 2002 fiscal year, we paid fees of $75,000 for the services of Mr. Trevor Newton, the President, Chief Executive Officer, Secretary and Treasurer, and $47,710 for the services of Mr. Fred Coombes, the Vice President of Corporate Development.

We have no employment or any similar agreements with the foregoing individuals. During the 2001 fiscal year, we loaned to each of Messrs.
Newton and Coombes $200,000 and $175,000, respectively, to exercise options held by such individuals. The notes receivable from each of Messrs. Newton and Coombes are non-interest bearing and are to be paid from the proceeds from the sale of the stock acquired through the exercise of the stock options. If no stock is sold, the notes are due and payable on April 1, 2003. As of the date of this report, neither Mr. Newton nor Mr. Coombes has sold any shares of our stock.


Item 13.  Exhibits and Reports on Form 8-K.


(a)   Exhibits.

Exhibit No.  Description
-----------  -----------

3.1          Certificate of Incorporation of Registrant.*
3.2          Registrant's    Certificate   of   Amendment   of   Registrant's
             Certificate of Incorporation.*
3.3          By-Laws of Registrant.*
4.1          Specimen common stock Certificate.*


10.2         Lease with SGS Enterprises.*
10.3         Internet Business Service Agreement with BCTEL.*
10.4         Distributor Agreement with COMTEX*
10.5         Stock Option Plan **
10.6         Internetworking   Services   Agreement   with   Telus   Advanced
             Communications.*
10.7         Lease Agreement with George P. and Sandra J. Andreasen*
10.8         2002 Stock Option Plan***
24.2         Consent of Moss Adams LLP.

99.1 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*    Previously filed with the Company's Form SB-2 on August 8, 1999.
**   Previously filed with the Company's Form S-8 on January 29, 2000.
***  Previously filed with the Company's Form S-8 filed on February 12, 2002.



     (b)  Reports on Form 8-K.

          None.


Item 14. Controls and Procedures.


     As of a date (the "Evaluation Date") within the 90-day period prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 15d-14(c) of the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

     We also  maintain  a system  of  internal  accounting  controls  that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 31, 2003        STRATABASE


                             By /s/ Trevor Newton
                                -----------------------------
                                Trevor Newton
                                Chairman, President, Chief Executivevor
                                Officer, Secretary and Treasurer

                            By  /s/ Fred Coombes
                                -----------------------------
                                Fred Coombes
                                Vice President of Corporate
                                Development


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Chairman, President, Chief           Dated: March 31, 2003
   /s/ Trevor Newton                      Executive
   -------------------------              Officer, Secretary and Treasurer
   Trevor Newton                          (Principal  Executive Officer and
                                          Principal Financial Officer)


    /s/ Fred Coombes                      Vice President of Corporate          Dated:  March 31, 2003
    ------------------------              Development
    Fred Coombes


    /s/ Scott Praill                      Director                             Dated:  March 31, 2003
    ------------------------
    Scott Praill



                                   STRATABASE
                                   __________

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS
                                   __________

                           DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Stratabase


We have audited the accompanying balance sheets of Stratabase, as of December 31, 2002 and 2001, and the related statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratabase, as of December 31, 2002 and 2001, and the changes in its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company experienced a significant reduction in their revenues in 2002 and changed their revenue focus to a new product line with untested revenue potential. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Portland, Oregon
February 26, 2003

STRATABASE
BALANCE SHEETS
--------------------------------------------------------------------------------



                             ASSETS

                                                              December 31,
                                                       --------------------------
                                                          2002           2001
                                                       -----------    -----------
CURRENT ASSETS
      Cash                                             $   134,093    $ 1,265,457
      Receivables:
          Trade accounts                                     3,274         21,315
          Employee and other                                20,165         12,208
          Allowance for doubtful accounts                   (3,500)        (8,500)
      Note receivable, including accrued interest          171,206           --
      Inventory                                             28,450         21,363
      Refundable income taxes                               62,844           --
      Prepaid expenses                                       2,603           --
                                                       -----------    -----------

               Total current assets                        419,135      1,311,843
                                                       -----------    -----------

OFFICE EQUIPMENT
      Computer hardware                                     76,499         75,597
      Computer software                                     12,924         12,427
      Office furniture and equipment                        12,137         12,137
                                                       -----------    -----------

               Total office equipment                      101,560        100,161
      Less accumulated depreciation and amortization       (56,571)       (40,571)
                                                       -----------    -----------

               Office equipment, net                        44,989         59,590

OTHER ASSETS
      Deferred income taxes, net                              --           45,548
      Databases and domain names, net                      518,914        629,479
                                                       -----------    -----------

               Total other assets                          518,914        675,027
                                                       -----------    -----------

TOTAL ASSETS                                           $   983,038    $ 2,046,460
                                                       ===========    ===========



2
--------------------------------------------------------------------------------

                                                                  STRATABASE.COM
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            December 31,
                                                      --------------------------
                                                         2002           2001
                                                      -----------    -----------
CURRENT ASSETS
     Cash                                             $   134,093    $ 1,265,457
     Receivables:
         Trade accounts                                     3,274         21,315
         Employee and other                                20,165         12,208
         Allowance for doubtful accounts                   (3,500)        (8,500)
     Note receivable, including accrued interest                         171,206
                                                      -----------    -----------
     Inventory                                             28,450         21,363
     Refundable income taxes                                              62,844
                                                      -----------    -----------
     Prepaid expenses                                                      2,603
                                                      -----------    -----------

            Total current assets                          419,135      1,311,843

OFFICE EQUIPMENT
     Computer hardware                                     76,499         75,597
     Computer software                                     12,924         12,427
      Office furniture and equipment                       12,137         12,137

            Total office equipment                        101,560        100,161
     Less accumulated depreciation and amortization       (56,571)       (40,571)

            Office equipment, net                          44,989         59,590

OTHER ASSETS
      Deferred income taxes, net                                          45,548
                                                      -----------    -----------

      Databases and domain names, net                     518,914        629,479


            Total other assets                            518,914        675,027

TOTAL ASSETS                                          $   983,038    $ 2,046,460
                                                      ===========    ===========


See accompanying notes.                                                        3
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------



                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                              --------------------------
                                                                  2002           2001
                                                              -----------    -----------

CURRENT LIABILITIES
      Accounts payable                                        $    59,521    $   841,944
      Accrued liabilities                                           6,934          8,916
      Income taxes payable                                           --           50,265
                                                              -----------    -----------

             Total current liabilities                             66,455        901,125
                                                              -----------    -----------



COMMITMENTS AND CONTINGENCIES (Note 8)




SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value, 1,000,000 shares
          authorized and unissued                                    --             --
      Common stock, $.001 par value, 25,000,000 shares
          authorized; 8,033,372 and 7,718,372 shares issued
          and outstanding at December 31, 2002 and 2001,
          respectively                                              8,034          7,719
      Additional paid-in capital                                2,103,371      1,515,615
      Accumulated (deficit) earnings                             (808,563)       106,082
      Related-party notes received in exchange for
          the exercise of common stock options                   (375,000)      (477,000)
      Accumulated comprehensive loss                              (11,259)        (7,081)
                                                              -----------    -----------

             Total shareholders' equity                           916,583      1,145,335
                                                              -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                                  $   983,038    $ 2,046,460
                                                              ===========    ===========



See accompanying notes.                                                        4
--------------------------------------------------------------------------------

STRATABASE
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
--------------------------------------------------------------------------------


                                                      Years Ended December 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
REVENUE                                              $   430,240    $ 2,360,452
                                                     -----------    -----------

OPERATING EXPENSES
      Direct marketing                                    79,238      1,185,968
      Hardware cost of sales                              26,235        100,908
      Commissions                                        111,641         48,403
      Wages and subcontracting costs                      94,345        259,494
      Compensation expense - stock options               255,750           --
      Internet connectivity                               12,553         12,329
                                                     -----------    -----------

             Total operating expenses                    579,762      1,607,102
                                                     -----------    -----------

             Net (operating expenses) revenues          (149,522)       753,350
                                                     -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES                      710,689        441,571

OTHER INCOME
      Interest income                                     31,195          4,809
      Gain on sale of marketable equity securities          --          154,000
                                                     -----------    -----------

             Total other income                           31,195        158,809
                                                     -----------    -----------

NET (LOSS) INCOME BEFORE INCOME TAXES                   (829,016)       470,588

PROVISION FOR INCOME TAXES                                85,629         49,342
                                                     -----------    -----------

NET INCOME (LOSS)                                       (914,645)       421,246

OTHER COMPREHENSIVE LOSS
      Foreign currency translation adjustments            (4,178)        (4,249)
                                                     -----------    -----------

COMPREHENSIVE INCOME (LOSS)                          $  (918,823)   $   416,997
                                                     ===========    ===========

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK        $     (0.12)   $      0.06
                                                     ===========    ===========

DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK      $     (0.12)   $      0.05
                                                     ===========    ===========


5
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                          Retained       Related-       Accumulated
                                   Common Stock             Additional    Earnings        Party           Other         Total
                               -------------------------     Paid-In    (Accumulated      Notes       Comprehensive  Shareholders'
                                  Shares        Amount       Capital       Deficit)     Receivable        Loss          Equity
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE,
      December 31, 2000          6,653,772   $     6,654   $   782,455   $  (315,164)   $      --      $    (2,832)   $   471,113

Exercise of Class A warrants
      (January 2001)                14,600            15        14,585          --             --             --           14,600

Exercise of common stock
      options (April 2001)       1,050,000         1,050       673,950          --             --             --          675,000

Related-party notes
received in
      exchange for common
      stock options
      exercised                       --            --            --            --         (675,000)          --         (675,000)

Payments on related-party
      notes receivable                --            --            --            --          198,000           --          198,000

U.S. income tax benefit
from common stock options
      exercised                       --            --          44,625          --             --             --           44,625

Net income and
      comprehensive
      loss                            --            --            --         421,246           --           (4,249)       416,997
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE,
      December 31, 2001          7,718,372         7,719     1,515,615       106,082       (477,000)        (7,081)     1,145,335

Exercise of common stock
      options (April - July
                                      2002)      315,000           315       241,685           --             --          242,000

Related-party notes
received in exchange for
      common stock options
      exercised                       --            --            --            --          (14,500)          --          (14,500)

Payments on related-party
      notes receivable                --            --            --            --          116,500           --          116,500

Compensation expense related
      to common stock
      options granted                 --            --         255,750          --             --             --          255,750

U.S. income tax benefit
      from common stock
      options
      exercised                       --            --          90,321          --             --             --           90,321

Net loss and comprehensive
      loss                            --            --            --        (914,645)          --           (4,178)      (918,823)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE,
      December 31, 2002          8,033,372   $     8,034     2,103,371   $  (808,563)   $  (375,000)   $   (11,259)   $   916,583
                               ===========   ===========   ===========   ===========    ===========    ===========    ===========


See accompanying notes.                                                        6
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                        STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                Years Ended December 31,
                                                              ---------------------------
                                                                 2002            2001
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                       $  (914,645)    $   421,246
      Adjustments to reconcile net income (loss) to net
             cash from operating activities:
         Depreciation and amortization                            281,326          91,459
         Deferred income tax expense (benefit)                     45,548         (45,548)
         U.S. income tax benefit from common stock options
             options exercised                                     90,321          44,625
         Stock option compensation expense                        255,750            --
         Write-off of investment in Maturus.com, Inc.                --             2,250
         Services rendered for acquisition of databases              --           (88,473)

      Change in assets and liabilities:
         Receivables                                              (16,122)        109,026
         Income taxes receivable                                  (62,844)           --
         Prepaid expenses                                          (2,603)          3,965
         Inventory                                                 (7,087)         (8,859)
         Accounts payable                                        (782,423)        751,000
         Accrued liabilities                                       (1,982)        (12,415)
         Income taxes payable                                     (50,265)         50,265
                                                              -----------     -----------

                Net cash from operating activities             (1,165,026)      1,318,541
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Advance on note receivable                                 (150,000)           --
      Acquisition of domain databases and names                  (154,761)       (466,288)
      Acquisition of office and computer equipment                 (1,399)        (14,948)
                                                              -----------     -----------

                Net cash from investing activities               (306,160)       (481,236)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of Class A warrants                     --            14,600
      Proceeds from exercise of common stock options              242,000            --
      Payments on related-party notes received in
         exchange for common stock                                102,000         198,000
                                                              -----------     -----------

                Net cash from financing activities                344,000         212,600
                                                              -----------     -----------

See accompanying notes.                                                        7
--------------------------------------------------------------------------------

STRATABASE
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                 Years Ended December 31,
                                                ---------------------------
                                                   2002            2001
                                                -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH         $    (4,178)    $    (4,249)
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH                  (1,131,364)      1,045,656

CASH AND CASH EQUIVALENTS, beginning of year      1,265,457         219,801
                                                -----------     -----------

CASH AND CASH EQUIVALENTS, end of year          $   134,093     $ 1,265,457
                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION
      Cash paid during the year for:
         Interest                               $      --       $      --
                                                ===========     ===========
         Income taxes                           $    63,261     $      --
                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
         INVESTING TRANSACTIONS
      Exercise of common stock options for
         related-party notes receivable         $    14,500     $   675,000
                                                ===========     ===========




8
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF ORGANIZATION AND OPERATIONS

On March 11, 2001, Stratabase.com changed its legal name to Stratabase (the Company). Stratabase is a Nevada corporation which develops Customer Relationship Management (CRM) software for its own use, that of its clients, and for general distribution. The Company provides clients with CRM, database, and technical services. Its software is designed to provide sales force automation, marketing automation, data synchronization, and knowledge worker efficiency services. During 2002, the Company began redefining its product line by developing its proprietary software to be offered as a hosted service over the Internet. Management believes this new proprietary software product line will be the primary focus of the Company in 2003. The Company plans to have the software available for sale during the second quarter of 2003. On a limited scale, the Company provided customized computer hardware for its customers. The Company operates from Abbotsford, British Columbia, Canada.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's estimates and assumptions - The preparation of the financial statements, in the conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance, and revenues and expenses for the period. Actual results could differ significantly for those estimates. Significant estimations made by management primarily involve the amortization of the databases and domain names and the collectibility of the $150,000 note receivable.

Revenue recognition - The Company provided its open-source CRM software to potential customers through the Internet at no cost. The Company generates revenue from CRM, database, and technical services to its clients. The majority of the CRM projects undertaken by the Company are prepaid with revenue recognized upon delivery and when there are no further performance obligations and no rights of refund exist. There was no deferred income at December 31, 2002 or 2001. The Company recognizes revenue on computer hardware sales at the time of shipment, and title passes. The Company did not recognize any revenues from the closed-source CRM software developed during 2002.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


                                                                               9
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Receivables - Accounts receivable are recorded when invoices are issued. Accounts receivable are written off when they are determined to be uncollectible. The allowance for doubtful accounts is estimated based on the Company's historical losses, review of specific problem accounts, existing economic conditions in the industry, and the financial stability of its customers. Generally, the Company considers accounts receivable past due after 60 days. The Company does not charge interest on overdue account balances.

Concentrations of credit risk - Financial instruments, which potentially subject the Company to credit risk, consist of cash and accounts and notes receivable. At December 31, 2002 and 2001, the maximum loss that would have resulted from these credit risks totaled $106,546 and $1,175,397, respectively, for the excess of bank deposits over the amount that would have been covered by U.S. and Canadian deposit insurance and $191,145 and $25,023, respectively, for the balance of accounts receivable in excess of the allowance for doubtful accounts to customers primarily located in the United States and western Canada. The Company has a note receivable from one party in the amount of $150,000 at December 31, 2002.

Inventory - Inventory is comprised primarily of system hardware components and is stated at the lower of cost or market. The Company determines cost using the first-in, first-out (FIFO) method.

Office equipment - Office equipment is recorded at cost and depreciated using the straight-line method over its useful life, which ranges from two to five years. Depreciation expense charged to general and administrative expenses was $16,000 and $22,146 for 2002 and 2001, respectively.

Databases and domain names - Databases and domain names are being amortized over three years and two years, respectively. Total accumulated amortization was $347,140 and $81,814 at December 31, 2002 and 2001, respectively. Amortization expense charged to operations was $265,326 and $69,313 for 2002 and 2001, respectively.

Software development costs - Software development and implementation costs are expensed until the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over remaining estimated useful lives, generally not exceeding five years. To date, such costs are not significant. The Company only recently began developing proprietary software for sale to potential customers.

10
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Stock option plans - The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations in accounting for its common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Compensation expense charged to operations was $255,750 for the year ended December 31, 2002. No compensation costs were recognized for the year ended December 31, 2001.


                                                                              11
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Had compensation expense been determined based on the fair value at the grant dates, as described in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income
(loss) and net income (loss) per share would have been as follows:

                                                 2002            2001
                                             -----------     -----------

Net income (loss), as reported               $  (914,645)    $   421,246
Add stock-based compensation
   expense included in reported net
   income, net of related tax effects            163,680            --
Deduct total stock-based employee
   compensation expense determined
   under fair based methods for
   all awards, net of related tax effects       (219,376)       (266,187)
                                             -----------     -----------

Pro forma net income (loss)                  $  (970,341)    $   155,059
                                             ===========     ===========

Earnings (loss) per common share:
   Basic - as reported                       $     (0.12)    $      0.06
   Basic - pro forma                         $     (0.12)    $      0.02
   Diluted - as reported                     $     (0.12)    $      0.05
   Diluted - pro forma                       $     (0.12)    $      0.02

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for December 31, 2002 and 2001, respectively: (1) dividend yield of 0%, (2) expected volatility of 148.78% and 120.82%, (3) risk-free rate of 3.16% and 3.74%, and
(4) expected life of 1.13 and 3.24 years. The weighted average fair value of options granted in 2002 and 2001 was $1.04 and $0.69, respectively. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

12
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Earnings (loss) per share of common stock - Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The basic weighted average number of common shares outstanding for the years ended December 31, 2002 and 2001, were 7,928,372 and 7,368,372, respectively. The diluted weighted-average number of common shares outstanding for the years ended December 31, 2002 and 2001 were 7,928,372 and 8,112,658, respectively. At
December 31, 2002 and 2001, potential common shares of 715,000 and 180,000 related to common stock options, respectively, were excluded from the computation of diluted earnings per share since their effect would have been anti-dilutive upon exercise.

Recently issued accounting standards - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and therefore does not expect that the application provisions of this statement will have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.


                                                                              13
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's financial statements.

The Company's management does not expect other recently issued accounting standards, including SFAS No. 147, "Acquisistions of Certain Financial Institutions," SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to have a material impact on the Company's financial statements.

Reclassifications - Certain 2001 balances have been reclassified to conform with the current year presentation.


NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company experienced a significant reduction in their revenues in 2002. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. The Company expects to begin marketing and sales of their new product line during the second quarter of 2003.

The Company expects the sale of their new product line to fund their long-term operations and can be actively marketing their product during 2003. Management believes marketing and operating expenses will be financed in the short-term through the collection of related-party notes due in April 2003. Subsequent to year-end, the Company reduced their labor force and closed their Vancouver, British Columbia, office in an effort to reduce their operating and general and administrative expenses.


14
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN - (continued)

The Company's ability to operate as a going concern is dependent on its ability to regain and sustain profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. Although there are no assurances that management's plans to reduce expenditures and raise additional capital will be realized, management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.


NOTE 4 - NOTE RECEIVABLE

The Company loaned $150,000 to Advanced Cell Technology (ACT), a private biotechnology company, in exchange for a convertible promissory note receivable. The note bears interest at 20% per annum, matures April 30, 2003, and may be converted into stock of ACT should ACT proceed with a preferred stock financing prior to the maturity date. The Company has accrued a receivable for interest income, due under the terms of the promissory note, in the amount of $21,206 at December 31, 2002.


NOTE 5 - RELATED-PARTY TRANSACTIONS

Investment in Maturus.com, Inc. - In 2001, Maturus.com, Inc., a privately-held development stage corporation, for which the president of the Company served as an officer, ceased operations. The Company wrote off their investment of $2,250 in Maturus.com, Inc. as well as the remaining accounts receivable balance of $15,354 generated from 2000 revenues. No revenues were earned from Maturus.com, Inc. by the Company for the years ended December 31, 2002 or 2001.

Related-party notes received in exchange for exercise of common stock options - The Company has reclassified all notes receivable from (and loans to) related-parties if the related-party has signed a note receivable to the Company in exchange for the exercise of common stock options. All notes receivable from executive officers aggregating $375,000 are noninterest-bearing and are to be paid from proceed from the sale of stock acquired through the exercise of stock options, but no later than April 1, 2003.


                                                                              15
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - SHAREHOLDER TRANSACTIONS

Capital raising activities - On February 7, 2000, the Company's public offering for up to 800,000 investment units closed with the maximum number of units purchased. Each unit had a public offering price of $.50, and consisted of one share of common stock and one each of Class A, B, and C redeemable purchase warrants. The warrants, Classes A, B, and C, could be exercised for one share of common stock at $1, $3, and $5, respectively, and at 6-month, 12-month, and 18-month periods, respectively, commencing on the date of the prospectus (November 10, 1999). Total proceeds from the public offering of $400,000 were released to the Company by the escrow agent subsequent to the closing of the offering.

On August 31, 2000, a letter was issued to holders of the Company's warrants advising them that the expiration date of the Class A warrants would be extended to January 7, 2001, and Class B and C warrants would be extended to February 7, 2001.

Prior to expiration on January 7, 2001, 14,600 Class A warrants were exercised for common stock at $1 per share. The remaining Class A warrants expired unexercised.

In April 2001, pursuant to the Company's 2000 stock option plan, 750,000 common stock options were exercised by officers at $0.50 per share and 300,000 common stock options were exercised by an employee at $1, all in exchange for notes receivable.

On May 11, 2001, the Company authorized the issuance of up to 1,000,000 shares of preferred stock, with timing and terms at the discretion of the Board of Directors.

On July 4, 2001, a letter was issued to holders of Stratabase warrants advising them that the expiration date of the Class B and C warrants would be extended to January 7, 2002. All the Class B and C warrants expired unexercised on January 7, 2002.

During April through July of 2002, pursuant to the Company's 2002 and 2000 stock option plans, 230,000, 10,000, and 75,000 common stock options were exercised by employees at $0.50, $1.45, and $1.50 per share, respectively, for total proceeds to the Company of $242,000. The exercise of 10,000 shares at $1.45 was initially accomplished through the exchange of notes receivable, which was subsequently paid by the employee in 2002.


16
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 7 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                                    2002          2001
                                                  ---------     ---------

Current:
    U.S                                           $    --       $  63,261
    U.S. net operating loss carryback               (50,240)         --
    Canadian                                           --            --

                                                    (50,240)       63,261

Deferred:
    U.S                                            (216,237)       85,204
    Increase (decrease) in valuation allowance      352,105       (99,123)
                                                  ---------     ---------

                                                    135,868       (13,919)
                                                  ---------     ---------

            Provision for income taxes            $  85,629     $  49,342
                                                  =========     =========

Deferred income tax represents the tax effect of differences in timing between financial income and taxable income. The net deferred tax assets in the accompanying balance sheets include the following components:

                                                   2002          2001
                                                 ---------     ---------

Deferred tax assets (liabilities):
   Net operating loss carryforwards              $ 264,833     $    --
   Accumulated depreciation                         (7,387)       (6,522)
   Accumulated amortization                         94,659        20,441
                                                 ---------     ---------

                                                   352,105        13,919
                                                 ---------     ---------

Additional deferred tax asset due to exercise
   of nonqualified stock options                      --          31,629
Valuation allowance                               (352,105)         --
                                                 ---------     ---------

Net deferred tax asset                           $    --       $  45,548
                                                 =========     =========

                                                                              17
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - PROVISION FOR INCOME TAXES - (continued)

The exercise of nonqualified stock options in 2002 resulted in the recording of additional paid-in capital of $90,321 and recognition of an additional $90,321 of deferred tax assets related to a net operating loss carryforward.

The exercise of nonqualified stock options in 2001 resulted in the recording of additional paid-in capital of $44,625, a $12,996 reduction in income taxes payable and recognition of an additional $31,629 of deferred tax assets related to a foreign tax credit carryforward.

As of December 31, 2002,  the Company had  available  to offset  future  taxable
income,  net  operating  loss  carryforwards  of  approximately   $779,000.  The
carryforwards will begin expiring in 2018 unless utilized in earlier years.

The valuation allowance is provided for the year ended December 31, 2002, since it is uncertain if the Company will be able to utilize existing net operating loss carryforwards and other deferred items in future periods.

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                    2002     2001
                                    ----     ----

Statutory federal income tax rate    (34)%     34%
Change in valuation allowance         43      (21)
Effect of graduated tax rates        --        (3)
Other                                  1      --
                                     ---      ---

                                      10%      10%
                                     ===      ===


18
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease commitments - The Company leases office space in Vancouver, British Columbia, on a month-to-month basis with monthly payments of approximately $1,200. The Company leases office space in Abbotsford, British Columbia, with monthly payments of approximately $1,350. The Abbotsford lease expires in February 2003. Total rent expense under the above leases was $30,429 and $32,563 for the years ended December 31, 2002 and 2001, respectively.

The Company leases a fiber optic line for a monthly fee of approximately $1,000. The lease expires December 31, 2003. The monthly cost of leasing the fiber optic line has been charged to Internet connectivity expense for 2002 and 2001.

Management fees - During 2001, the Company agreed to pay management fees for the services of its president and vice president at the rates of $5,000 and $3,000 a month, respectively. In June 2002, the management fees for the services of the president and vice president were increased to $7,500 and $5,000, respectively. Compensation of $122,710 and $96,000 for the years ended December 31, 2002 and 2001, has been recorded as management fees in the accompanying financial statements.

Legal contingencies - The Company may become involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the financial condition of the Company.

                                                                              19
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 9 - STOCK OPTION plans

In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

Activity under the 2000 Plan is summarized as follows:

                                                                      Weighted
                                Available          Options         Average Price
                                for Grant        Outstanding          Per Share
                                ----------       ------------         --------
Initial shares reserved,
   February 2000                 1,750,000               --           $    --
Options granted                 (1,250,000)         1,250,000         $   0.50
Options cancelled                   55,000            (55,000)        $   0.50
                                ----------       ------------         --------

BALANCE,
   December 31, 2000               555,000          1,195,000         $   0.50

Options granted                   (705,000)           705,000         $   0.99
Options cancelled                  150,000           (150,000)        $   0.50
Options exercised                     --           (1,050,000)        $   0.64
                                ----------       ------------         --------

BALANCE,
   December 31, 2001                  --              700,000         $   0.78

Options granted                   (100,000)           100,000         $   1.30
Options cancelled                  100,000           (100,000)        $   1.45
Options exercised                     --             (230,000)        $   0.50
                                ----------       ------------         --------

BALANCE,
   December 31, 2002                  --              470,000             0.88
                                ==========       ============         ========


During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the Plan) reserving an additional 1,750,000 common shares for employees and directors.


20
--------------------------------------------------------------------------------

                                                                      STRATABASE
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - STOCK OPTION plans - (continued)

Activity under the 2002 Plan is summarized as follows:

                                                                      Weighted
                                Available          Options         Average Price
                                for Grant        Outstanding          Per Share
                                ----------       ------------         --------

Initial shares reserved,
   January 2002                  1,750,000               --           $--
Options granted                   (330,000)           330,000         $   0.80
Options exercised                     --              (85,000)        $   1.49
                                ----------       ------------         --------

BALANCE,
   December 31, 2002             1,420,000            245,000         $   0.57
                                ==========       ============         ========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2000 and 2002 Plans at December 31, 2002:

                                            Weighted-
                                             Average
                                            Remaining         Weighted-          Number           Weighted-
     Range of             Number of        Contractual         Average         of Options          Average
     Exercise              Options            Life            Exercise          Currently         Exercise
      Prices             Outstanding       (in Years)           Price          Exercisable          Price
--------------------    --------------    --------------    --------------    --------------    --------------
   $0.50 - $0.60              515,000              8.65     $      0.54             503,000     $      0.54
   $1.30 - $1.45              200,000              9.29     $      1.36              57,000     $      1.40


                                                                              21
--------------------------------------------------------------------------------

STRATABASE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - SALES ACTIVITY

The Company's sales are distributed geographically as follows:

                        2002              2001
                     ----------        ----------

United States        $  392,730        $2,217,503
Canada                   37,510           142,949
                     ----------        ----------

                     $  430,240        $2,360,452
                     ==========        ==========

During 2002, the Company had one sale for $225,000, which was 52% of the total revenues for 2002.

During 2001, the Company made sales to three separate sales to three separate customers that each accounted for greater than 10% of the Company's total revenues. The revenues generated from these three sales were $1,700,000 which was 72% of total revenues for 2001.


NOTE 11 - subsequent event

In January 2003, the Company filed a proposal to effect a continuation of the corporation jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by shareholders and completed, the Company would change its name to "Stratabase, Inc.," and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. As of March 23, 2003, the Form S-4 was still in the regulatory process and therefore the proposal has not yet been formally presented to shareholders for approval. Due to management's controlling interest of the Company's outstanding shares, the proposed plan would be expected to pass if presented to shareholders for a vote.

                                                                              22
--------------------------------------------------------------------------------

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

        PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


     I, Trevor Newton, Chief Executive Officer, Treasurer and Secretary, Stratabase, certify that:



1.   I have reviewed this annual report on Form 10-KSB of Stratabase;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual  report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Trevor Newton                                      Dated:  March 31, 2003
-----------------------------------------------------------------------------
Trevor Newton, Executive  Officer, Treasurer and Secretary,
Chief  Executive  Officer and Chief  Financial  Officer
 (Principal Executive Officer)