Form 10QSB
period 2003-03-31
STRATABASE
filed 2003-05-15
CIK 1092197

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number   333-85011


                                   STRATABASE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                            88-0414964
                    ------                            ----------
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

Common Stock, $0.001 par value, 7,953,372 shares outstanding as of May 14, 2003.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No

                                   STRATABASE
                                      INDEX



                                                                                        Page
Part I.  Financial Information

   Item 1.    Unaudited Interim Financial Statements:

              Balance Sheets
                     March 31, 2003, and December 31, 2002

                Statements of Income and Comprehensive Loss For the three -month periods ended March 31, 2003 and 2002

                Statement of Changes in Stockholders' Equity For the three month period ended March 31, 2003

              Statements of Cash Flows
                     For the nine month periods ended March 31, 2003 and 2002

              Notes to Financial Statements

   Item 2.    Management's Discussion and Analysis
                       Or Plan of Operation

   Item 3.    Evaluation of Disclosure Controls and Procedures

Part II.  Other Information

   Item 1.    Legal Proceedings

   Item 2.    Changes in Securities and Use of Proceeds

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of matters to a vote of Security Holders

   Item 5.    Other information

   Item 6.    Exhibits and reports on Form 8-K

Signatures

Certifications

Stratabase
Financial Statements
For the three-month periods ended March 31, 2003 and 2002
(Unaudited)

Stratabase
Financial Statements
For the three-month periods ended March 31, 2003 and 2002
(Unaudited)
                                                                        Contents
--------------------------------------------------------------------------------

  Financial Statements

       Balance Sheets

       Statements of Operations and Comprehensive Income (Loss)

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements


                                                                                    Stratabase
                                                                                Balance Sheets

                                                                    March 31       December 31
                                                                        2003              2002
----------------------------------------------------------------------------------------------
Assets                                                           (Unaudited)
Current
     Cash                                                        $    12,674       $   134,093
     Receivables (net of allowance for doubtful accounts of
       $11,247 and $3,500)                                             6,764            19,939
     Note receivable, including accrued interest (Note 3)                 --           171,206
     Inventory                                                         8,332            28,450
     Income taxes refundable                                          62,844            62,844
     Prepaid expenses                                                     --             2,603
                                                                 -----------       -----------

          Total current assets                                        90,614           419,135
Note receivable, including accrued interest (Note 3)                 177,500                --
Office equipment, net                                                 53,773            44,989
Databases and domain names (net of accumulated
  amortization of $419,593 and $347,140)                             447,475           518,914
                                                                 -----------       -----------

Total Assets                                                     $   769,362       $   983,038
                                                                 ===========       ===========

Liabilities and Stockholders' Equity

Liabilities

Current
     Accounts payable                                            $    51,690       $    59,521
     Accrued liabilities                                              43,477             6,934
                                                                 -----------       -----------

          Total liabilities                                           95,167            66,455
                                                                 -----------       -----------

Stockholders' Equity
     Preferred stock, $0.001 par value, 1,000,000 shares
         Authorized and unissued                                          --                --
     Common stock, $0.001 par value, 25,000,000 shares
            authorized and 8,033,372 shares issued
            at March 31, 2003 and December 31, 2002                    8,034             8,034
     Additional paid-in capital                                    2,103,371         2,103,371
     Accumulated deficit                                          (1,052,218)         (808,563)
     Related party notes receivable (Note 4)                        (375,000)         (375,000)
     Accumulated comprehensive loss                                   (9,992)          (11,259)
                                                                 -----------       -----------

          Total stockholders' equity                                 674,195           916,583
                                                                 -----------       -----------

Total Liabilities and Stockholders' Equity                       $   769,362       $   983,038
                                                                 ===========       ===========


            See the accompanying notes to the financial statements.

                                                                      Stratabase
                        Statements of Operations and Comprehensive Income (Loss)
                                                                     (Unaudited)

For the three-month periods ended March 31                2003              2002
--------------------------------------------------------------------------------
Revenue                                            $     5,000       $   280,061
                                                   -----------       -----------

Cost of revenue
     Direct marketing                                       --            25,569
     Hardware cost of sales                                 --             2,995
     Commissions                                           986            29,795
     Wages and subcontracting costs                         --            28,348
     Internet connectivity                                  --             2,103
                                                   -----------       -----------

                                                           986            88,810
                                                   -----------       -----------

Gross profit                                             4,014           191,251

Research and development                                25,643                --

General and administrative expenses                    229,044           108,715
                                                   -----------       -----------

Income (loss) from operations                         (250,673)           82,536

Other income
     Interest and other income                           7,018             4,022
                                                   -----------       -----------

Net (loss) income before income taxes                 (243,655)           86,558

Provision for income taxes                                  --            30,000
                                                   -----------       -----------

Net income (loss)                                     (243,655)           56,558

Other comprehensive income (loss)
     Foreign currency translation adjustments            1,267            (1,167)
                                                   -----------       -----------

Comprehensive income (loss)                        $  (242,388)      $    55,391
                                                   ===========       ===========

Earnings (loss) per share
     Basic and diluted                             $     (0.03)      $      0.01
                                                   ===========       ===========

Weighted average shares outstanding
     - basic                                         7,283,372         6,968,372
     - diluted                                       7,283,372         7,394,486
                                                   ===========       ===========


            See the accompanying notes to the financial statements.

                                                                      Stratabase
                                   Statements of Changes in Stockholders' Equity
                                                                     (Unaudited)




                                                    Common Stock                Additional
                                            -----------------------------        Paid-in        Accumulated
                                                     Shares       Amount         Capital            Deficit
------------------------------------------- ---------------- ------------ --------------- ------------------

Balance, January 1, 2003                      8,033,372   $        8,034  $    2,103,371   $      (808,563)

Net loss for the period                               -                -               -          (243,655)

Foreign currency translation adjustment               -                -               -                  -
                                            ------------ ---------------- --------------- ------------------

Balance, March 31, 2003                       8,033,372   $        8,034  $    2,103,371   $    (1,052,218)
------------------------------------------- ------------ ---------------- --------------- ------------------


                                                     Related        Accumulated
                                                       Party              Other             Total
                                                       Notes      Comprehensive     Stockholders'
                                                  Receivable               Loss            Equity
-------------------------------------------  ---------------- ------------------ -----------------

Balance, January 1, 2003                     $     (375,000)   $       (11,259)  $        916,583

Net loss for the period                                    -                  -         (243,655)

Foreign currency translation adjustment                    -              1,267             1,267
                                             ---------------- ------------------ -----------------

Balance, March 31, 2003                      $     (375,000)   $        (9,992)  $        674,195
-------------------------------------------  ---------------- ------------------ -----------------

             See the accompanying notes to the financial statements.

                                                                      Stratabase
                                                        Statements of Cash Flows
                                                                     (Unaudited)


For the three-month periods ended March 31                                      2003              2002
------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net income (loss)                                                   $  (243,655)      $    56,558
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
        Depreciation and amortization                                         82,149            23,500
        Accrued interest on note receivable                                   (6,294)               --
     (Increase) decrease in assets
         Receivables                                                          13,175          (228,304)
         Prepaid expenses                                                      2,603                --
         Inventory                                                             1,638            (1,214)
     Increase (decrease) in liabilities
         Accounts payable                                                     (7,831)         (133,213)
         Accrued liabilities                                                  36,543            (1,497)
         Income taxes payable                                                     --            19,500
                                                                         -----------       -----------

            Net cash from operating activities                              (121,672)         (264,670)

Cash Flows From Investing Activities
     Acquisition of domain names                                              (1,015)             (578)

Effect of exchange rate on changes in cash                                     1,268            (1,167)
                                                                         -----------       -----------

Net decrease in cash                                                        (121,419)         (266,415)

Cash, beginning of period                                                    134,093         1,265,457
                                                                         -----------       -----------

Cash, end of period                                                      $    12,674       $   999,042
                                                                         ===========       ===========

Supplementary disclosure of cash flow information
     Cash paid during the period
         Interest                                                        $        --       $        --
         Income taxes                                                    $        --       $    10,500

     Non-cash investing activities
         Inventory transferred to office equipment for internal use      $    18,480       $        --
                                                                         ===========       ===========

             See the accompanying notes to the financial statements.

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------


1.   Nature of Business and Ability to Continue as a Going Concern

     Stratabase is a provider of Knowledge Worker Automation (KWA) software, designed to enable corporations to save time and money by improving the productivity of their workforce across multiple locations and lines of business. Stratabase software is designed to help organizations establish a more efficient enterprise and empower their knowledge workers to deliver superior productivity. The Company has historically derived its revenue from Enterprise and Customer Relationship Management (CRM) software, database and technical services to its clients. During 2002, the Company began redefining its product line by developing its proprietary software to be offered as a hosted service over the Internet. Management believes this new proprietary software product line will be the primary focus of the Company in 2003. The Company plans to have the software available for sale during the second quarter of 2003. The Company operates from Abbotsford, British Columbia, Canada.

     The accompanying unaudited financial statements of Stratabase (the "Company") have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

     Results for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003, or any future period.

     The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. During the three-month period ended March 31, 2003, the Company incurred a loss of $243,655 and has an accumulated deficit of $1,052,218 at March 31, 2003.

     The Company expects the sale of its new product line to fund long-term operations and will be actively marketing its products during 2003.
     Management believes marketing and operating expenses will be financed in the short-term through proceeds of a private placement completed in April 2003 in the amount of $350,000 (Note 8). During the three months ended March 31, 2003, the Company also reduced its labor force and closed its Vancouver, British Columbia, office in an effort to further reduce its operating and general and administrative expenses.

     The Company's ability to continue as a going concern is dependent on its ability to regain and sustain profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans to reduce expenditures and raise additional capital will be realized, management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies

     a)   Stock Option Compensation

          The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant.
          Compensation expense charged to operations was $Nil for the three-month periods ended March 31, 2003 and 2002.

          The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, using the Black-Scholes option pricing model.

          Compensation for unvested options is amortized over the vesting period.

          Had compensation expense on options granted to employees been determined based on the fair value at the grant dates, as described in the SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                                                       Three months
                                                              ended
                                                           March 31
                                                               2003
                                                          ---------

Net loss, as reported                                     $(242,388)
Deduct total stock-based employee compensation
  under fair based methods for all awards                    (8,177)
                                                          ---------

Pro-forma net loss                                        $(250,565)
                                                          ---------

Loss per common share - basic and diluted
  - As reported                                           $   (0.03)
  - Pro-forma                                             $   (0.03)


          There was no compensation expense for stock options during the three months ended March 31, 2003. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for March 31, 2003: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free rate of 3.2%, and (4) expected life of 1.13 years.

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------

  3.     Note Receivable

         In May 2002, the Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note's maturity date. The Company has accrued a receivable for interest income, due under the terms of the promissory note, in the amount of $27,500 at March 31, 2003 (December 31, 2002 - $21,206). At
         April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding timing of the ultimate collection, the Company has reclassified the note receivable as a long-term asset in its March 2003 balance sheet. The Company will continue to assess recoverability of the note receivable on a quarterly basis. Should circumstances change, indicating the likelihood of collection is uncertain, a material adjustment could be required to reduce the carrying amount of the note and accrued interest to its estimated recoverable amount.


  4.     Related Party Notes Receivable

         On March 31, 2003 and December 31, 2002, the Company had outstanding notes receivable from two executive officers resulting from previous exercises of stock options aggregating to $375,000. The notes receivable are unsecured, non-interest-bearing and were to be paid from the proceeds from the sale of stock acquired through the exercise of stock options, but no later than April 1, 2003. On May 1, 2003, the Company reached agreement with the noteholders to redeem for cancellation 280,000 shares of common stock owned by the executive officers in full settlement of the outstanding balance. No gain or loss was recognized on the transaction.


  5.     Stock Option Plans

         In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

         Activity under the 2000 Plan is summarized as follows:

                                                                                            Weighted
                                                                                             Average
                                                    Available            Options               Price
                                                    for Grant        Outstanding           Per Share
                                              ---------------- ------------------ -------------------
         Balance, January 1, 2002                           -            700,000  $             0.78

         Options cancelled                            100,000          (100,000)  $             1.45
         Options granted                            (100,000)            100,000  $             1.30
         Options exercised                                  -          (230,000)  $             0.50
                                              ---------------- ------------------ -------------------

         Balance, December 31, 2002 and
           March 31, 2003                                   -            470,000  $             0.88
                                              ---------------- ------------------ -------------------


          During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the 2002 Plan) reserving an additional 1,750,000 common shares for employees and directors.

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------


     5.   Stock Option Plans - Continued

          Activity under the 2002 Plan is summarized as follows:

                                                                                             Weighted
                                                                                              Average
                                                     Available            Options               Price
                                                     for Grant        Outstanding           Per Share
                                                 -------------- ------------------ -------------------

         Initial shares reserved, January 2002       1,750,000                  -  $                -

         Options granted                             (330,000)            330,000  $             0.80
         Options exercised                                   -           (85,000)  $             1.49
                                                 -------------- ------------------ -------------------

         Balance, December 31, 2002 and
           March 31, 2003                            1,420,000            245,000  $             0.57
                                                 ============== ================== ===================


         The following table summarizes information concerning outstanding and exercisable common stock options under the 2000 and 2002 Plans at March 31, 2003:

                                                   Weighted
                                                    Average
                                                  Remaining           Weighted         Number of            Weighted
                Range of       Number of        Contractual            Average           Options             Average
                Exercise         Options               Life           Exercise         Currently            Exercise
                  Prices     Outstanding         (in Years)              Price       Exercisable               Price
        ----------------- --------------- ------------------ ------------------ ----------------- -------------------
           $0.50 - $0.60         515,000               8.40   $           0.54           515,000   $            0.54
           $1.30 - $1.45         200,000               9.04   $           1.36            57,000   $            1.40
        ----------------- --------------- ------------------ ------------------ ----------------- -------------------
                                 715,000                                                 572,000
                          ---------------                                       -----------------


     6.   Sales Activity

          During the three months ended March 31, 2002, the Company had one sale for $225,000, which was 80.4% of the total revenues for the three months ended March 31, 2002.

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------



     7.   Continuation

          In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission
          (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to "Stratabase, Inc.," and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. As of May 12, 2003, the Form S-4 was still subject to regulatory approval and therefore the proposal has not yet been formally presented to shareholders for approval. Due to management's controlling interest of the Company's outstanding shares, the proposed plan would be expected
          to  pass   if   presented   to   shareholders   for  a  vote.

     8.   Subsequent Events

          In April 2003, the Company issued 200,000 units in a private placement transaction for total proceeds of $350,000. Each unit consisted of one share of common stock and one fully-vested, non-transferable warrant exercisable until April 17, 2005 at an exercise price of $2.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2002 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW
Stratabase, Inc. is a provider of Knowledge Worker Automation (KWA) software, designed to enable corporations to save time and money by improving the productivity of their workforce across multiple locations and lines of business. Stratabase software is designed to help organizations establish a more efficient enterprise and empower their knowledge workers to deliver superior productivity.

Our revenue has historically been from Enterprise and Customer Relationship Management (CRM) software, database, and technical services to our clients. Our main software suite to date is called "Relata". We have developed both proprietary and open source software. Although in the past we have focused predominantly on developing open source software, we have altered our direction to focus on proprietary software development. We believe that we can extract more value from our software by keeping it proprietary. To date our activity has consisted of the continued development of our software products with commercial release expected in the second quarter of 2003.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, British Columbia, Canada, V2S 8B7. Our telephone number is (604) 504-5811.

RESULTS OF OPERATIONS

During the three months ended March 31, 2003, we incurred a net loss of $243,655 compared to net income of $56,558 (net of an income tax accrual of $30,000) for the comparative period in 2002. Largely this is due to the change in our business focus, which resulted in increased development costs in 2003, and a substantial reduction in revenue over 2002.

REVENUES

Revenues for the quarter ended March 31, 2003 were $5,000, compared to revenues of $280,061 for the quarter ended March 31, 2002. Revenues have remained down primarily because of our focus on developing our new proprietary software products, which has taken longer than expected. We are no longer marketing our previous product line based on our open source Customer Relationship Management software solution, which generated a substantial portion of our revenue in 2002. We expect to begin marketing our new product line in the second quarter of 2003.

COST OF REVENUE

Costs of revenue for the quarters ended March 31, 2003 and 2002, were $986 and $88,810, respectively. In the prior year period, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses. However, each of the foregoing costs will increase should we grow.

RESEARCH AND DEVELOPMENT EXPENSES

During the quarter ended March 31, 2003, we incurred $25,643 (2002 - none) in research and development costs pertaining to the development of our new proprietary software. Such costs primarily consist of salaries and benefits.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended March 31, 2003 and 2002, were $229,044 and $108,715, respectively. The increase in general and administrative expenses of $120,329 is due largely to (a) a $58,649 increase in amortization expense pertaining to our databases and domain names resulting from purchases in 2002 and (b) increased professional fees associated with the year-end 10-KSB preparation, compliance with Sarbanes-Oxley Act rules and the preparation of our S-4 Registration Statement regarding our company's continuation into Canada.

INTEREST AND OTHER INCOME

Interest and other income increased from $4,022 in 2002 to $7,018 in 2003. The increase is due to a greater interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT"). As explained below, our loan to ACT came due on April 30, 2003 without payment or settlement. Interest continues to accrue on the loan at 20% per annum.

INCOME TAXES

Income taxes of $30,000 were accrued in 2002 on the net income before taxes for the 2002 quarter of $86,558. By December 31, 2002, additional losses had been incurred to eliminate this estimated liability as at March 31, 2002. No tax provision is recorded in 2003 due to our assessment of the potential recoverability of deferred tax assets, primarily non operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had $12,674 in cash and cash equivalents, a decrease of $121,419 since December 31, 2002, and $1,252,783 since December 31, 2001. The continued decrease in cash as compared to year end is primarily attributable to losses from operations. Losses from operations are expected to continue in the future as we shift our revenue model to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided the vendor, in the normal course of business, has satisfied all necessary conditions for payment.

We have no long-term debt. As a result of a $350,000 financing concluded in April 2003, Management believes that its available cash, together with operating revenues expected to commence in the second quarter of 2003, will be sufficient to fund its working capital requirements. Management further believes it has and can generate sufficient liquidity to implement its expansion activities. We have no long-term employment contracts and can reduce our work-force, as necessary, if revenues are not sufficient to support our existing operations or until additional funding can be obtained.

Net cash used in operating activities during the three months ended March 31, 2003 was $121,672 compared to $264,670. Included in our 2003 loss of $243,655 was $82,149 of amortization relating to our investment in acquired databases and domain names. Although we were profitable in 2002, we generated negative cash flow from operations due to the majority of our 2002 sales having been uncollected at March 31, 2002. Investing activities for both 2003 and 2002 included the acquisition of miscellaneous domain names (2003 - $1,015; 2002 - $578).

On April 7, 2003, we received $350,000 in gross proceeds from an investor in consideration for the issuance of 200,000 shares of common stock and 200,000 warrants, exercisable until April 7, 2005, to purchase one share of common stock at an exercise price of $2.50 per share. Otherwise, we did not issue any common stock during the three months ended March 31, 2003 and 2002, nor did we grant any options or warrants during that period.

We  will  require  additional  capital  to fund  expansion,  take  advantage  of acquisition opportunities, develop or enhance services, or respond to competitive pressures. We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

There is substantial doubt about our ability to continue as a going concern as we have discontinued our previous product line and are in the process of completing development of our proprietary software for commercial release. As a result we have incurred recurring operating losses. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2002 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The $350,000 in equity financing we raised in April 2003 is currently being used to fund the completion of our product development. We anticipate we will require additional financing in order to continue the development of our products and to release our products to market and continue for the next twelve months. As discussed, we are anticipating the launch of our new product in the second quarter of 2003, which Management believes, should relieve some of our cash demands.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer and note receivables, inventories, office equipment, databases and domain name lives, deferred income tax benefits, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

* The first-in, first-out (FIFO) method to value our inventories;


* The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

* We record an allowance for credit losses based on estimates of customers' and debtors' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

On April 30, 2003, our note receivable from ACT came due and was not repaid. Senior management of ACT has advised us that steps are being taken to settle the outstanding note receivable in full. Management has considered the likelihood of full collection of principal and interest in light of the plans laid out by ACT and has determined that no writedown is required for the quarter ended March 31, 2003. We will, however, continue to monitor the likelihood of collection of the outstanding loan and will record an impairment writedown should it be necessary in the future

We also had notes receivable from Mr. Trevor Newton (our Chief Executive Officer and a director) totalling $200,000 and Mr. Fred Coombes (our Vice President of Corporate Development and a director) totaling $175,000 outstanding in respect of the 2001 exercise of stock options previously granted. The non-interest bearing notes taken back on exercise came due on April 1, 2003. In May 2003, we reached agreement with Messrs. Newton and Coombes to settle the indebtedness by accepting 150,000 common shares of the Company as payment in full for Mr. Newton's outstanding note and 130,000 common shares of the Company as payment for Mr. Coombes' outstanding note, representing a total value of $385,560 as compared to the $375,000 face value of the notes. The total value was determined based on quoted market prices of our common stock on the redemption date. The redemption and cancellation of these shares occurred in the second quarter of 2003.

We have provided an allowance for doubtful accounts of $11,247 against other receivables based on our assessment of the likelihood of collection.

Software Development Costs

Software development and implementation costs are charged to expense until we determine that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over remaining estimated useful lives, generally not exceeding five years. To date, no such costs have been capitalized as we only recently began developing proprietary software for sale to potential customers.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not currently aware of any active or pending legal proceedings or claims against the Company.

Item 2. Changes in Securities and Use of Proceeds.

On April 7, 2003, the Company completed the sale of 200,000 units to an unaffiliated investor, for an aggregate purchase price of $350,000. Each unit consists of (a) one share of common stock (the "Shares") and (b) one warrant (the "Warrant"), exercisable until April 7, 2005, to purchase one Share at an exercise price of $2.50 per Share. The purchase price was paid by the foreign investor upon its execution and delivery of a subscription agreement to the Company.

Item 3. Defaults upon Senior Securities.
 None.

Item 4. Submission of matters to a vote of Security Holders.
 None.

Item 5. Other information.

In January 2003, the Company filed a registration statement with the Securities and Exchange Commission on Form S-4 to effect a continuation of the corporation jurisdiction from the State of Nevada to Canada. The proposed continuation would be accomplished through the adoption of the plan of conversion, which plan was included in the registration statement. If the plan of conversion is approved by the shareholders, the Company would cease being incorporated in the State of Nevada and would continue to operate under the name to "Stratabase, Inc." as a company subject to the Canada Business Corporations Act. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company also believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. As of the filing date, the SEC is still reviewing the Form S-4 and therefore the conversion proposal has not yet been formally presented to shareholders for approval. Due to management's controlling interest of the Company's outstanding shares, it is expected that the proposed plan will pass when presented to shareholders for a vote.

Item 6. Exhibits and reports on Form 8-K.

(a) Exhibits. 99.1 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K. On April 14, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding the issuance of shares and warrants in a private placement. On May 14, 2003, the Company filed a Current Report on Form 8-K under
Item 4 regarding the change of our independent auditors from Moss Adams LLP to BDO Dunwoody LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003                      By /s/ Trevor Newton
                                           -------------------------------
                                           Trevor Newton
                                           Chairman, President, Chief
                                           Executive Officer, Secretary and
                                           Treasurer

Certifications follow this page.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER





I, Trevor Newton, Chief Executive Officer, Stratabase, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

STRATABASE

/s/ Trevor Newton
--------------------------------------
Trevor Newton, Chief Executive Officer


Dated: May 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



I, Trevor Newton, Treasurer and Secretary, Stratabase, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

STRATABASE

/s/ Trevor Newton
---------------------------------------
Trevor Newton, Treasurer and Secretary



Dated: May 14, 2003