Form 10KSB/A
period 2002-12-31
STRATABASE
filed 2003-07-25
CIK 1092197

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002          Commission File Number:  333-85011

                                   STRATABASE
                 (Name of small business issuer in its charter)

               Nevada                                  88-0414964
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

Item 1.    Description of Business.

Stratabase  is a provider of Knowledge  Worker  Automation  software.  Knowledge
Worker Automation (KWA) software, of which Enterprise and CRM software are components, is designed to allow enterprises to improve the efficiency of knowledge workers. The KWA software we have produced consists of web-based software tools. These tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting, and conduct data synchronization.

We have developed both proprietary and open source software. Although in the past we have focused predominantly on developing open source code software, we have altered our direction to focus on proprietary software development.

It was originally thought by management that the demand for open source software would increase significantly over time, and that open source software developers would realize significant revenue from associated service contracts. While this has indeed happened over the last four years in the software industry, we have seen much of the anticipated service revenues go to established service contractors such as the likes of IBM, and not to small companies like us. Therefore it was determined by management that we can extract more value from our software by keeping it proprietary, and offering it on a subscription basis as a hosted solution.

We previously generated revenues by selling databases of sales leads and mailing lists, and providing technical services aimed to customize and improve the quality of the databases we sold. Such technical services and customization substantially occurred prior to sale of databases. Our open source software was designed to allow users to interface with and manage these databases, and customer relationships. It was the expectation of management that by giving the software away for free and making it open source, we would create demand for our database and technical services.

Specifically, in 2001 and 2002, when we employed this open source business model, 89% and 91%, respectively, of our revenues related to the provision of databases to our customers and 11% and 9%, respectively, related to the provision of technical and hardware services. Revenue for the quarter ended March 31, 2003 was $5,000. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its shareholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. We have not yet begun selling our proprietary software. However we did release the first phase of our proprietary software (the software is called "Resync") in the last quarter of 2002, but we are offering it as a free trial version for now in order to judge consumer interest. We do not know whether we will be able to generate any revenue from Resync. Currently, we are beta-testing the second phase of our proprietary software (the software is called "Relata"). Approximately 200 users have already signed up for a free trial use of Relata. We have not derived any revenue to date from our proprietary products. Although we intend to generate sales of Relata by using direct mail advertising and the Internet, there is no assurance that we will be successful. With the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

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

OUR FOCUS

We engineer Knowledge Worker Automation (KWA) software, of which Enterprise and CRM software are components. The KWA software we have produced consists of web-based software tools. These tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting, and conduct data synchronization.

The software we have developed is:

- mostly web-based, meaning that it can be accessed through a standard web browser;
- designed to appeal to the needs of enterprises with hundreds of potential users:
- adaptable, meaning that users can modify the functionality by establishing preferences;
- functionally reliable, as bug reports and performance statistics are regularly monitored by our programming staff.

In addition to developing this KWA software, we have developed extensive written documentation and user support materials. Our programming staff has prepared a manual and other documentation that describes the features of our software and advises the user on how best to utilize these features. Our staff monitors on a daily basis the technical support inquiries and bug reports, and to a lesser extent the software performance statistics, in order to ensure the software is functionally reliable.

Core Products and Services

We have not yet begun selling our proprietary software. However we did release the first phase of our proprietary software (the software is called "Resync") in Q4 2002, but we are offering it as a free trial version for now in order to judge consumer interest. We do not know whether we will be able to generate any revenue from Resync. Currently we are beta-testing the second phase of our proprietary software (the software is called "Relata"). Although we plan to offer it as a hosted solution, and charge users on a monthly basis for access to it, we do not know whether we will be able to generate any revenue from this product. We also do not know if our direct mail and Internet advertising of Relata will successfully generate any sales. We have not derived any revenue to date from our proprietary products.

In the past we have utilized a business model built around the open source software we have developed. Historically we have generated revenues by selling databases of sales leads and mailing lists, and providing technical services aimed to customize and improve the quality of the databases we sold; our open source software was designed to allow users to interface with and manage these databases, and customer relationships. The model hypothesized that by giving the software away for free and making it open source, demand would be created for our database and technical services. Customers who purchase databases from us are not required to use our open source software, however it is easier to manage and interface with these databases by using our open source software, particularly when the databases are very large. Although we are no longer supporting our open source software, we plan to continue offering database and technical services. However, with the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database and technical services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

Competition

In the broader market for Knowledge Worker Automation software, which includes Enterprise and CRM software, there are a large number of well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities than we do. These competitors include thousands of established software vendors, some of them very large, including the likes of Microsoft and Siebel Systems, and some of them much smaller, such as Pivotol, Hummingbird and Documentum. The market for this software is broad and covers many aspects of enterprise computing. Many of these competitors are well positioned vendors who have established and stable customer bases and continue to attract new customers. Most of these companies are larger and more experienced organizations than we are. In addition, we face potential competition from many companies with larger customer bases, greater financial resources and stronger name recognition than we have.

Software markets are seldom characterized by traditional barriers to entry that are found in many traditional markets. Accordingly, new competitors or alliances among competitors can emerge and rapidly acquire significant market share.

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

Although we believe that we will compete favorably with many of our competitors in a number of respects, including product performance and functionality and the fact that our product will be offered as a hosted and web-based service, we believe that many of our competitors enjoy greater name recognition, have software which has more features than our software does, have superior distribution capabilities and offer more extensive support services than we currently do. In addition, there are significantly more applications available for competing software solutions, than there are for ours. An integral part of our strategy in the future, however, is to address these shortcomings by, among other things, offering our software as a hosted and entirely web-based solution; providing more services to our clients that have high associated margins; and, enhancing the software's functionality.

Intellectual Property

The software we have developed falls into two categories: proprietary and open source.

The proprietary software we have developed is the exclusive property of Stratabase, and we retain all copyright and ownership of this intellectual property.

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

We are pursuing registration of the Stratabase and Relata trademarks in the U.S. However we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. Although we have begun the registration process of our trademarks in the U.S., it is not yet complete. Additionally, we do not have any assurances that the trademark applications will be successful. Failure to adequately protect our trademark rights could harm or even destroy the Stratabase brand and impair our ability to compete effectively. The value to creating market awareness of the Stratabase and Relata marks will be diminished if we cannot protect the name. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

Although we do not believe that our business infringes on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to third party intellectual rights. In addition, there can be no assurance that such licenses will be available on reasonable terms or at all.

Employees

As of July 1, 2003, we had 4 employees, including our two officers, Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO, and Mr. Fred Coombes, Vice President of Corporate Development and a Director. Mr. Newton supervises the company's operations. It is anticipated that we will need to add additional managerial, technical and administrative staff in the future in order to realize our business objectives. We currently utilize 2 software programmers and outsource to outside software contractors on an as-needed basis.

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

OVERVIEW

We are a provider of Knowledge Worker Automation software. Knowledge Worker Automation (KWA) software, of which Enterprise and CRM software are components, is designed to allow enterprises to improve the efficiency of knowledge workers. The KWA software we have produced consists of web-based software tools. These tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting, and conduct data synchronization.

We have developed both proprietary and open source software. Although in the past we have focused predominantly on developing open source code software, we have altered our direction to focus on proprietary software development.

It was originally thought by management that the demand for open source software would increase significantly over time, and that open source software developers would realize significant revenue from associated service contracts. While this has indeed happened over the last four years in the software industry, we have seen much of the anticipated service revenues go to established service contractors such as the likes of IBM, and not to small companies like us. Therefore it was determined by management that we can extract more value from our software by keeping it proprietary, and offering it on a subscription basis as a hosted solution.

We previously generated revenues by selling databases of sales leads and mailing lists, and providing technical services aimed to customize and improve the quality of the databases we sold. Such technical services and customization substantially occurred prior to sale of databases. Our open source software was designed to allow users to interface with and manage these databases, and customer relationships. It was the expectation of management that by giving the software away for free and making it open source, we would create demand for our database and technical services.

Specifically, in 2001 and 2002, when we employed this open source business model, 89% and 91%, respectively, of our revenues related to the provision of databases to our customers and 11% and 9%, respectively, related to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its stakeholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. We have not yet begun selling our proprietary software. However we did release the first phase of our proprietary software (the software is called "Resync") in the last quarter of 2002, but we are offering it as a free trial version for now in order to judge consumer interest. We do not know whether we will be able to generate any revenue from Resync. Currently we are beta-testing our second phase of our proprietary software (the software is called "Relata"). Approximately 200 users have already signed up for a free trial use of Relata. We have not derived any revenue to date from our proprietary products. With the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

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

* We have not recorded an allowance for credit losses related to our note receivable. Should the financial condition of the note issuer deteriorate, additional allowances may be required.

* We are amortizing our databases and domain names over three years and two years, respectively, their estimated remaining useful lives.

* Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, in development of open source software, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Additionally, the Company only recently began developing proprietary software and no significant development costs meeting the criteria for capitalization have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

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


GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the years ended December 31, 2002 and 2001, were $710,689 and $441,571, respectively. For the year ended 2002, $281,326 consisted of depreciation and amortization; $181,514 consisted of legal, accounting, and consulting fees, of which, a substantial portion of these fees are incurred because we are a public company; and $122,710 of management fees for the services of our executive management. For the year ended 2001, the $441,571 of G&A expenses consisted of $96,000 of management fees to our President and to our Vice President; $83,183 of legal, accounting, and consulting fees; a substantial portion of these fees are incurred because we are a public company. A significant portion of the databases acquired at the end of 2001 were placed into service and led to the increase in depreciation and amortization by $91,459 of such expense for the year ended 2001. Legal, accounting and consulting fees increased from $98,331 as a result of increases in the fees being charged by our auditors and legal providers . Management fees increased from $26,710 from the year ended 2001 as a result of the decision of the board to increase these fees. .

LIQUIDITY AND CAPITAL RESOURCES

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
                 =========



As of December 31, 2001 the Company had $841,944_in accounts payable, of which 93% consisted of one time purchases of data and single-time list rentals to five vendors. These purchases were single time events, and were made at a time when the Company was actively growing the size of its internal revenue-generating database through data purchases and list rentals. By the end of 2002, we were in the process of changing our business model to focus on proprietary software and were no longer making data purchases or engaging list rental vendors. The remainder of the accounts payable for year end 2001 ($57,049) was not materially different from the total accounts payable for year end 2002, which was $59,521, consisting of $14,744 legal fees, $11,919 accounting fees. With the remainder falling into several miscellaneous categories.

Our current expenditures average between thirty and fifty thousand dollars per month. We expect our monthly expenditures to remain within this range over the next twelve months. As a result of the $350,000 private placement concluded in April 2003, we believe that our available cash, together with operating revenues expected to commence by the third quarter of 2003, should be sufficient to fund our working capital requirements for at least the next six months of operations. However, we will need to raise additional funds to finance our operations subsequent to December 31, 2003. We expect to raise funds by selling equity in the company, however no specific plans for doing so have been established nor have potential investors been approached, and there can be no assurances as to whether any equity financing will be available.

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

Going Concern Consideration

Our activities have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at December 31, 2002 we had approximately $134,093 in cash and after approximately $66,455 of liabilities had only approximately $67,638 in working capital. For the year ended, we have had a loss from operations of approximately $914,645. Further, losses are continuing subsequent to December 31, 2002. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that Stratabase may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern.

Item 7.   Financial Statements.

                                   STRATABASE

                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                              FINANCIAL STATEMENTS

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

/s/ Moss Adams LLP

Portland, Oregon
February 26, 2003

                                   STRATABASE
                                 BALANCE SHEETS

                             ASSETS

                                                             December 31,
                                                       --------------------------
                                                          2002           2001
                                                       -----------    -----------
CURRENT ASSETS
      Cash                                             $   134,093    $ 1,265,457
      Receivables:
          Trade accounts                                     3,274         21,315
          Employee and other                                20,165         12,208
          Allowance for doubtful accounts                   (3,500)        (8,500)
      Note receivable, including accrued interest          171,206           --
      Inventory                                             28,450         21,363
      Refundable income taxes                               62,844           --
      Prepaid expenses                                       2,603           --
                                                       -----------    -----------

               Total current assets                        419,135      1,311,843
                                                       -----------    -----------

OFFICE EQUIPMENT
      Computer hardware                                     76,499         75,597
      Computer software                                     12,924         12,427
      Office furniture and equipment                        12,137         12,137
                                                       -----------    -----------

               Total office equipment                      101,560        100,161
      Less accumulated depreciation and amortization       (56,571)       (40,571)
                                                       -----------    -----------

               Office equipment, net                        44,989         59,590
                                                       -----------    -----------
OTHER ASSETS

      Deferred income taxes, net                              --           45,548
      Databases and domain names, net                      518,914        629,479
                                                       -----------    -----------

               Total other assets                          518,914        675,027
                                                       -----------    -----------

TOTAL ASSETS                                           $   983,038    $ 2,046,460
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
                                                              ===========    ===========

See accompanying notes.

                                   STRATABASE
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

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
                                                     ===========    ===========

                                   STRATABASE
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          Retained       Related-       Accumulated
                                   Common Stock             Additional    Earnings        Party           Other         Total
                               -------------------------     Paid-In    (Accumulated      Notes       Comprehensive  Shareholders'
                                  Shares        Amount       Capital       Deficit)     Receivable        Loss          Equity
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE,
      December 31, 2000          6,653,772   $     6,654   $   782,455   $  (315,164)   $      --      $    (2,832)   $   471,113

Exercise of Class A warrants
      (January 2001)                14,600            15        14,585          --             --             --           14,600

Exercise of common stock
      options (April 2001)       1,050,000         1,050       673,950          --             --             --          675,000

Related-party notes
received in
      exchange for common
      stock options
      exercised                       --            --            --            --         (675,000)          --         (675,000)

Payments on related-party
      notes receivable                --            --            --            --          198,000           --          198,000

U.S. income tax benefit from common stock options
      exercised                       --            --          44,625          --             --             --           44,625

Net income and
      comprehensive
      loss                            --            --            --         421,246           --           (4,249)       416,997
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE,
      December 31, 2001          7,718,372         7,719     1,515,615       106,082       (477,000)        (7,081)     1,145,335

Exercise of common stock
      options (April - July
                        2002)      315,000           315       241,685           --             --            --          242,000

Related-party notes
received in exchange for

      common stock options
      exercised                       --            --            --            --          (14,500)          --          (14,500)

Payments on related-party
      notes receivable                --            --            --            --          116,500           --          116,500

Compensation expense related
      to common stock

      options granted                 --            --         255,750          --             --             --          255,750

U.S.  income tax benefit from common stock options

      exercised                       --            --          90,321          --             --             --           90,321

Net loss and comprehensive
      loss                            --            --            --        (914,645)          --           (4,178)      (918,823)
                               -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE,

      December 31, 2002          8,033,372   $     8,034     2,103,371   $  (808,563)   $  (375,000)   $   (11,259)   $   916,583
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

See accompanying notes.

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
                                                ===========     ===========

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

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

Revenue recognition - The Company has historically generated revenues by selling customized CRM services which are comprised primarily of the provision of databases of sales leads and mailing lists, and includes the provision of technical services aimed to customize and improve the quality of the databases sold. Included in the sale of databases was non-essential open-source software to allow users to interface with and manage these databases and relationships. Revenue on the sales of databases and technical services is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is probable. The majority of databases sold require customer payments in advance of delivery. There were no customer projects in progress and hence no deferred revenue at December 31, 2002 or 2001. There are no post-delivery performance obligations in respect to database sales and no rights of refund exist.

During 2002, the Company began development of proprietary software, which it believes will be the primary source of revenue in future. The Company did not recognize any revenues from the proprietary software developed during 2002.

Technical consulting service revenue, invoiced seperately from database sales, are recognized upon completion of the services provided.

Hardware revenue is recognized at the time the goods are shipped, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The Company's shipping and handling costs are included in cost of sales for all periods presented.

Cash and cash equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                                   STRATABASE
                         NOTES TO FINANCIAL STATEMENTS

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

Software development costs - Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, in development of open source software, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Additionally, the Company only recently began developing proprietary software and no significant development costs meeting the criteria for capitalization have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

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

Foreign exchange accounting - The Company's functional currency is the Canadian dollar. Transactions are measured in Canadian dollars and translated to US dollars for presentation purposes. All balance sheet accounts have been translated to US dollars using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of shareholders' equity. All amounts included in the accompanying financial statements and footnotes are denominated in U.S. dollars.

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

STRATABASE

NOTES TO FINANCIAL STATEMENTS

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

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

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

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

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
                                                 =========     =========

                                   STRATABASE
                         NOTES TO FINANCIAL STATEMENTS

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

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As a result of this assessment in 2002, a valuation allowance is provided for the year ended December 31, 2002, since management considers it more likely than not that the Company will not be able to utilize existing net operating loss carryforwards and other deferred items in future periods.

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

                                   STRATABASE
                         NOTES TO FINANCIAL STATEMENTS

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   STRATABASE

                                By         /s/ Trevor Newton
                                           -----------------
Dated: July 23,2003                        Chairman, President, Chief Executive
                                           Officer, Secretary and Treasurer


                                By         /s/ Fred Coombes
                                           -----------------
                                           Fred Coombes
                                           Vice President of Corporate
                                           Development


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Chairman, President, Chief      Dated: July 23, 2003
                           Executive Officer, Secretary
     /s/ Trevor Newton     and Treasurer
     -----------------     (Principal  Executive Officer and
     Trevor Newton         Principal Financial Officer)


                           Vice President of Corporate
     /s/ Fred Coombes       Development                    Dated: July 23, 2003
     -----------------
         Fred Coombes


                           Director
     /s/ Scott Praill                                      Dated: July 23, 2003
     -----------------
         Scott Praill

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

     I, Trevor Newton, Chief Executive Officer, Treasurer and Secretary, Stratabase, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of Stratabase;

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

/s/ Trevor Newton                                         Dated:  July 23, 2003
--------------------------------------------------------------------------------
Trevor Newton, Executive  Officer, Treasurer and Secretary,
Chief  Executive  Officer and Chief  Financial  Officer
 (Principal Executive Officer)