Form 10QSB
period 2003-06-30
STRATABASE
filed 2003-08-14
CIK 1092197

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number   333-85011

                                   STRATABASE
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    88-0414964
----------------------------------         -------------------------------------
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

--------------------------------------------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)


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

Common Stock, $0.001 par value, 7,953,372 shares outstanding as of August 13, 2003.

Transitional Small Business Disclosure Format (elect one) ___ Yes  __X___ No

--------------------------------------------------------------------------------

                                   STRATABASE
                                      INDEX

                                                                            Page

Part I.  Financial Information

   Item 1.    Unaudited Interim Financial Statements:

              Balance Sheets

                     June 30, 2003, and December 31, 2002

                Statements of Operations  and  Comprehensive  Loss For the three and six-month periods ended June 30, 2003 and 2002

                Statement of Changes in Stockholders' Equity
                     For the six-month period ended June 30, 2003

              Statements of Cash Flows

                     For the six-month periods ended June 30, 2003 and 2002

              Notes to the Financial Statements

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

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of matters to a vote of Security Holders

   Item 5.    Other information

   Item 6.    Exhibits and reports on Form 8-K

Signatures

                        Stratabase
                        Financial Statements
                        For the six-month periods ended June 30, 2003 and 2002 (Unaudited)

                         Stratabase
                         Financial Statements
                         For the six-month periods ended June 30, 2003 and 2002 (Unaudited)

                                                                        Contents
  ------------------------------------------------------------------------------

  Financial Statements

       Balance Sheets

       Statements of Operations and Comprehensive Loss

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements

  -----------------------------------------------------------------------------------------------------------------

                                                                                                        Stratabase
                                                                                                    Balance Sheets

                                                                                       June 30         December 31
                                                                                          2003                2002
  ----------------------------------------------------------------------- --------------------- -------------------
  Assets                                                                           (Unaudited)

  Current
       Cash                                                               $            180,189  $          134,093
       Receivables (net of allowance for doubtful accounts of
         $11,247 and $3,500)                                                             6,933              19,939
       Note receivable, including accrued interest (Note 3)                                  -             171,206
       Inventory                                                                         8,139              28,450
       Income taxes refundable                                                          62,844              62,844
       Prepaid expenses                                                                      -               2,603
                                                                          -- ------------------ -- ----------------

            Total current assets                                                       258,105             419,135
  Note receivable, including accrued interest (Note 3)                                 180,000                   -
  Office equipment, net                                                                 47,773              44,989
  Databases and domain names (net of accumulated
    amortization of $491,047 and $347,140)                                             376,021             518,914
                                                                          -- ------------------ -- ----------------

  Total Assets                                                            $            861,899  $          983,038
  ----------------------------------------------------------------------- -- ------------------ -- ----------------
  ----------------------------------------------------------------------- -- ------------------ -- ----------------

  Liabilities and Stockholders' Equity

  Liabilities

  Current
       Accounts payable                                                   $             42,755  $           59,521
       Accrued liabilities                                                               7,990               6,934
                                                                          -- ------------------ -- ----------------

            Total liabilities                                                           50,745              66,455
                                                                          -- ------------------ -- ----------------

  Stockholders' Equity
       Preferred stock, $0.001 par value, 1,000,000 shares,
           authorized and unissued                                                           -                   -
       Common stock, $0.001 par value, 25,000,000 shares,
              authorized and 7,953,372 shares issued
              at June 30, 2003 (2002 - 8,033,372) (Note 4)                               7,954               8,034
       Additional paid-in capital                                                    2,078,451           2,103,371
       Accumulated deficit                                                         (1,257,877)           (808,563)
       Related party notes receivable (Note 4(b))                                            -           (375,000)
       Accumulated comprehensive loss                                                 (17,374)            (11,259)
                                                                          -- ------------------ -- ----------------

            Total stockholders' equity                                                 811,154             916,583
                                                                          -- ------------------ -- ----------------

  Total Liabilities and Stockholders' Equity                              $            861,899  $          983,038
  ----------------------------------------------------------------------- -- ------------------ -- ----------------
  ----------------------------------------------------------------------- -- ------------------ -- ----------------




             See the accompanying notes to the financial statements.

  ------------------------------------------------------------------------------------------------------------------

                                                                                                         Stratabase
                                                                     Statements of Operations and Comprehensive Loss
                                                                                                         (Unaudited)

                                                    For the three-month                   For the six-month
                                                        periods ended                        periods ended
                                                          June 30                              June 30
                                            ------------------------------------- -----------------------------------

                                                         2003               2002             2003               2002
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------

  Revenue                                   $               -  $          68,971  $         5,000  $         349,032
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Cost of revenue
       Direct marketing                                     -             19,689                -             43,218
       Hardware cost of sales                               -             18,370                -             21,365
       Commissions                                          -             30,859              986             60,654
       Wages and subcontracting costs                       -             21,943                -             50,291
       Internet connectivity                                -              4,733                -              6,836
       CRM software                                         -                  -                -              2,040
                                            ------------------ -- --------------- -- ------------- -- ---------------
                                                            -             95,594              986            184,404
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Gross profit (loss)                                       -           (26,623)            4,014            164,628

  Research and development                             37,345                  -           62,988                  -
  General and administrative expenses                 171,302            292,076          400,349            400,791
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Loss from operations                              (208,647)          (318,699)        (459,323)          (236,163)

  Other income
       Interest and other income                        2,991              2,785           10,009              6,807
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Net loss before income taxes                      (205,656)          (315,914)        (449,314)          (229,356)

  Provision for income tax recovery                         -           (30,000)                -                  -
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Net loss for the period                           (205,656)          (285,914)        (449,314)          (229,356)

  Other comprehensive loss
       Foreign currency translation
         adjustments                                  (7,382)            (1,465)          (6,115)            (2,632)
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Comprehensive loss                        $       (213,038)  $       (287,379)  $     (455,429)  $       (231,988)
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------

  Loss per share
  - basic and diluted                       $          (0.03)  $          (0.04)  $        (0.06)  $          (0.03)
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------

  Weighted average shares outstanding               7,801,150          7,928,372        7,572,261          7,823,372
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------





             See the accompanying notes to the financial statements.

  ---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Stratabase
                                                                                      Statements of Changes in Stockholders' Equity
                                                                                                                        (Unaudited)

                                                                                       Related       Accumulated
                                                           Additional                    Party          Other             Total
                                      Common Stock          Paid-in    Accumulated       Notes       Comprehensive     Stockholders'
                              ---------------------------
                                  Shares         Amount     Capital       Deficit      Receivable        Loss           Equity
  --------------------------- -------------  ------------ ------------  ------------  ------------   -------------  ---------------
  Balance, January 1, 2003       8,033,372   $     8,034  $ 2,103,371   $  (808,563)  $  (375,000)   $    (11,259)  $    916,583

  Common shares issued for
  cash on private placement
  (Note 4(a))                      200,000           200      349,800             -             -                -       350,000

  Settlement of note
  receivable (Note 4(b))          (280,000)         (280)    (374,720)            -       375,000                -             -

  Net loss for the period                -             -            -      (449,314)            -                -       (449,314)

  Foreign currency translation
  adjustment                             -             -            -             -             -           (6,115)        (6,115)
                              -------------   ------------  -----------   -----------   -----------   --------------   -----------

  Balance, June 30, 2003         7,953,372   $     7,954  $ 2,078,451   $(1,257,877)  $         -    $     (17,374)    $   811,154
  --------------------------- -------------  ------------ ------------  ------------  ------------   -------------  ---------------
  --------------------------- -------------  ------------ ------------  ------------  ------------   -------------  ---------------











             See the accompanying notes to the financial statements.

  -------------------------------------------------------------------------------------------------------------------

                                                                                                          Stratabase
                                                                                            Statements of Cash Flows
                                                                                                          (Unaudited)

  For the six-month periods ended June 30                                                2003                  2002
  ----------------------------------------------------------------------- -- ----------------- -- ------------------

  Cash Flows From Operating Activities
       Net loss for the period                                            $         (449,314)  $          (229,356)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                               159,603               119,000
          Accrued interest on note receivable                                         (8,794)                     -
          Stock compensation expense (Note 2)                                               -                69,300
           Deferred taxes                                                                   -              (13,021)
       (Increase) decrease in assets
           Receivables                                                                 13,006             (210,982)
           Prepaid expenses                                                             2,603                     -
           Inventory                                                                    1,831               (6,252)
           Income taxes refundable                                                          -              (50,265)
       Increase (decrease) in liabilities
           Accounts payable                                                          (16,766)             (325,995)
           Accrued liabilities                                                          1,056                 (364)
                                                                          -- ----------------- -- ------------------

              Net cash from operating activities                                    (296,775)             (647,935)
                                                                          -- ----------------- -- ------------------

  Cash Flows From Investing Activities
       Acquisition of domain names                                                    (1,015)             (149,539)
       Acquisition of computer and office equipment                                         -                  (47)
       Note receivable                                                                      -             (150,000)
                                                                          -- ----------------- -- ------------------

              Net cash from investing activities                                      (1,015)             (299,586)
                                                                          -- ----------------- -- ------------------

  Cash Flows From Financing Activities
       Payment received from related parties                                                -               108,760
       Note receivable advance to related parties                                           -              (73,860)
       Proceeds on issuance of common stock                                           350,000               239,500
                                                                          -- ----------------- -- ------------------

              Net cash from financing activities                                      350,000               274,400
                                                                          -- ----------------- -- ------------------

  Effect of exchange rate on changes in cash                                          (6,114)               (2,632)

  Net decrease in cash                                                               (46,096)             (675,753)

  Cash, beginning of period                                                           134,093             1,265,457
                                                                          -- ----------------- -- ------------------

  Cash, end of period                                                     $           180,189  $            589,704
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  Supplementary disclosure of cash flow information
       Cash paid during the period
           Interest                                                       $                 -  $                  -
           Income taxes                                                   $                 -  $             59,869

       Non-cash investing activities
           Inventory transferred to office equipment for internal use     $            18,480  $                  -
           Related party note received (settled) in exchange for common
           stock (Note 4)                                                 $           375,000  $             14,500
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  ----------------------------------------------------------------------- -- ----------------- -- ------------------







             See the accompanying notes to the financial statements.

  ------------------------------------------------------------------------------

                                                                     Stratabase
                                              Notes to the Financial Statements
                                                                    (Unaudited)

  June 30, 2003 and 2002
  ------------------------------------------------------------------------------

  1. Nature of Business and Ability to Continue as a Going Concern

         Stratabase is a provider of Knowledge Worker Automation (KWA) software, designed to enable corporations to save time and money by improving the productivity of their workforce across multiple locations and lines of business. Stratabase software is designed to help organizations establish a more efficient enterprise and empower their knowledge workers to deliver superior productivity. The Company has historically derived its revenue from sales of customized databases to its clients. During 2002, the Company began redefining its product line by developing its proprietary software to be offered as a hosted service over the Internet. Management believes this new proprietary software product line will be the primary focus of the Company. The Company operates from Abbotsford, British Columbia, Canada.

         The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period. Certain reclassifications have been made to prior period financial statements to conform to current period financial statement presentation.

         Results for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003, or any future period.

         The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. During the six-month period ended June 30, 2003, the Company incurred a loss of $449,314 and has an accumulated deficit of $1,257,877 at June 30, 2003.

         The Company expects its new product line sales to fund long-term operations and will be actively marketing its products during 2003. Management believes marketing and operating expenses will be financed in the short-term through proceeds of a private placement completed in April 2003 in the amount of $350,000 (Note 4). During the six months ended June 30, 2003, the Company also reduced its labor force and closed its Vancouver, British Columbia, office in an effort to further reduce its operating and general and administrative expenses.

  ------------------------------------------------------------------------------

                                                                     Stratabase
                                              Notes to the Financial Statements
                                                                    (Unaudited)

  June 30, 2003 and 2002
  ------------------------------------------------------------------------------

  1. Nature of Business and Ability to Continue as a Going Concern - Continued

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

         Certain comparative amounts have been reclassified to conform with the current period's presentation.

  ------------------------------------------------------------------------------


  2.     Stock Option Compensation

         The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Compensation expense charged to operations was $Nil for the six-month periods ended June 30, 2003 and 2002.

         The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, using the Black-Scholes option pricing model.

         Compensation for unvested options is amortized over the vesting period.

         Had compensation expense on unvested options granted in prior years to employees and directors been determined based on the fair value at the grant dates, as described in the SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                                                                                                        Six months
                                                                                                             ended
                                                                                                           June 30
                                                                                                              2003
                                                                                            ---- ------------------
              Net loss, as reported                                                         $            (449,314)
              Deduct total stock-based employee compensation
                under fair based methods for all awards                                                   (16,354)
                                                                                            ---- ------------------

              Pro-forma net loss                                                            $            (465,668)
                                                                                            ---- ------------------
                                                                                            ---- ------------------
              Loss per common share - basic and diluted
                - As reported                                                               $               (0.06)
                - Pro-forma                                                                 $               (0.06)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for June 30, 2003: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free rate of 3.2%, and (4) expected life of 1.13 years.

         Pro forma and actual net loss is the same for the six months ended June 30, 2002. Included in general and administrative expenses for the six-month period ended June 30, 2002 is $69,300 in stock option compensation for options granted to consultants in 2002.

  ------------------------------------------------------------------------------

                                                                     Stratabase
                                              Notes to the Financial Statements
                                                                    (Unaudited)

  June 30, 2003 and 2002
  ------------------------------------------------------------------------------

  3.     Note Receivable

         In May 2002, the Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note's maturity date. The Company has accrued a receivable for interest income, due under the terms of the promissory note, in the amount of $30,000 at June 30, 2003 (December 31, 2002 - $21,206). At
         April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding timing of the ultimate collection, the Company has reclassified the note receivable as a long-term asset in its June 30, 2003 balance sheet. The Company will continue to assess recoverability of the note receivable on a quarterly basis. Should circumstances change, indicating the likelihood of collection is uncertain, a material adjustment could be required to reduce the carrying amount of the note and accrued interest to its estimated recoverable amount.

  ------------------------------------------------------------------------------

  4.     Capital Stock

         (a) In April 2003, the Company issued 200,000 units in a private placement transaction for total proceeds of $350,000. Each unit consisted of one share of common stock and one fully-vested, non-transferable warrant exercisable until April 17, 2005 at an exercise price of $2.50 per share.

         (b)      On June 30,  2003 and  December  31,  2002,  the  Company  had
                  outstanding notes receivable from two executive officers resulting from previous exercises of stock options aggregating to $375,000. The notes receivable are unsecured, non-interest-bearing and were to be paid from the proceeds from the sale of stock acquired through the exercise of stock options, but no later than April 1, 2003. On May 1, 2003, the Company reached agreement with the noteholders to redeem for cancellation 280,000 shares of common stock owned by the executive officers in full settlement of the outstanding balance. The fair value of the common shares redeemed was $385,560, based on the quoted market price of the Company's common stock on the agreement date. No gain or loss was recognized on the transaction.

  ------------------------------------------------------------------------------

  5.     Stock Option Plans

         In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

  ------------------------------------------------------------------------------

                                                                     Stratabase
                                              Notes to the Financial Statements
                                                                    (Unaudited)

  June 30, 2003 and 2002
  ------------------------------------------------------------------------------

  5.     Stock Option Plans - Continued

         Activity under the 2000 Plan is summarized as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                   Available            Options            Exercise
                                                                   for Grant        Outstanding               Price
                                                         --- ---------------- -- --------------- --- ---------------

         Balance, January 1, 2002                                          -            700,000  $             0.78

         Options cancelled                                           100,000          (100,000)  $             1.45
         Options granted                                           (100,000)            100,000  $             1.30
         Options exercised                                                 -          (230,000)  $             0.50
                                                         --- ---------------- -- --------------- --- ---------------

         Balance, December 31, 2002 and

           June 30, 2003                                                   -            470,000  $             0.88
                                                         --- ---------------- -- --------------- --- ---------------
                                                         --- ---------------- -- --------------- --- ---------------

         During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the 2002 Plan) reserving an additional 1,750,000 common shares for employees and directors.

               Activity under the 2002 Plan is summarized as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                   Available            Options            Exercise
                                                                   for Grant        Outstanding               Price
                                                         --- ---------------- -- --------------- --- ---------------
         Initial shares reserved, January 2002                     1,750,000                  -  $                -

         Options granted                                           (330,000)            330,000  $             0.80
         Options exercised                                                 -           (85,000)  $             1.49
                                                         --- ---------------- -- --------------- --- ---------------

         Balance, December 31, 2002 and

           June 30, 2003                                           1,420,000            245,000  $             0.57
                                                         --- ---------------- -- --------------- --- ---------------
                                                         --- ---------------- -- --------------- --- ---------------

         The following table summarizes information concerning outstanding and exercisable common stock options under the 2000 and 2002 Plans at June 30, 2003:

                                                   Weighted
                                                    Average
                                                  Remaining           Weighted         Number of            Weighted
                Range of       Number of        Contractual            Average           Options             Average
                Exercise         Options               Life           Exercise         Currently            Exercise
                  Prices     Outstanding         (in Years)              Price       Exercisable               Price
        ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------
           $0.50 - $0.60         515,000               8.40      $        0.54           515,000      $         0.54
           $1.30 - $1.45         200,000               9.04      $        1.36            57,000      $         1.40
        ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------
                                 715,000                                                 572,000
                          ---------------                                       --- -------------

  ------------------------------------------------------------------------------

                                                                     Stratabase
                                              Notes to the Financial Statements
                                                                    (Unaudited)

  June 30, 2003 and 2002
  ------------------------------------------------------------------------------

  6.     Sales Activity

         During the six months ended June 30, 2002, the Company had one sale for $225,000, which was 64.5% of the total revenues for the six months ended June 30, 2002. During the three months ended June 30, 2003 the Company had no sales activity.

  ------------------------------------------------------------------------------

  7.     Continuation

         In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission
         (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to "Stratabase, Inc.," and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. The Form S-4 is subject to regulatory approval and therefore the proposal has not yet been formally presented to shareholders for approval. Due to management's controlling interest of the Company's outstanding shares, the proposed plan would be expected to pass if presented to shareholders for a vote.

  ------------------------------------------------------------------------------

  8.     New Accounting Pronouncement

         On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a)
         Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

         The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2002 Form 10-KSB and 10-KSB/A filed by the Company with the Securities and Exchange Commission.

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

In 2001 and 2002, when we employed an open source business model, 89% and 91%, respectively, of our revenues related to the provision of databases to our customers and 11% and 9%, respectively, related to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its shareholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. We issued our proprietary software to the general public at the end of June 2003 (the software is called "Relata"), which is expected to remain in beta-mode until the middle of September 2003. Approximately 700 users have already signed up for free trial use of Relata. We have not derived any revenue to date from our proprietary products. With the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, British Columbia, Canada, V2S 8B7. Our telephone number is (604) 504-5811.

RESULTS OF OPERATIONS

During the three months ended June 30, 2003, we incurred a net loss of $205,656 compared to a net loss of $285,914 for the comparative period in 2002. For the six-month periods ended June 30, 2003 and June 30, 2002, we incurred a net loss of $449,314 and $229,356, respectively. The net loss incurred during the three-month period ended June 30, 2003 declined largely due to $69,300 of stock option compensation being recorded in 2002 for options granted in that period. No stock options were granted in 2003. Our year to date net loss for 2003 has increased substantially over 2002 due to the change in our business such that only minimal revenue has been recognized to date in 2003 whereas $349,032 was recognized in 2002. . Our proprietary software was only issued at the end of June 2003 and we have derived minimal revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software.

REVENUES

We had no revenues for the quarter ended June 30, 2003 and $5,000 for the six-month period then ended, compared to revenues of $68,971 for the quarter ended June 30, 2002 and $349,032 for the six-month period then ended. We are no longer marketing our previous product line based on our open source Customer Relationship Management software solution, which generated a substantial portion of our revenue in 2002. We have only recently released our proprietary software to the general public, which is expected to remain in beta-mode until the middle of September 2003. Although approximately 700 users have already signed up for free trial use of Relata, we have not derived any revenue to date from our proprietary products.

COST OF REVENUE

There was no cost of revenue for the quarter ended June 30, 2003 and $986 for our only sale in the first six months of 2003 as compared to $95,594 for the quarter ended June 30, 2002 and $184,404 for the six months then ended when there was sales activity. In the prior year period, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses. Since we did not generate any revenues during the previous three-month period, there were no costs of revenue for the quarter.

RESEARCH AND DEVELOPMENT EXPENSES

During the quarter ended June 30, 2003, we incurred $37,345 in research and development costs pertaining to the development of our new proprietary software. For the six months ended June 30, 2003, research and development costs totaled $62,988. There were no significant expenditures incurred in the first six months of 2002 in respect of research and development. Such costs in 2003 substantially consist of salaries and wages for our development staff.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended June 30, 2003 and 2002, were $171,302 and $292,076 , respectively. The decline in G&A expenses from 2002 to 2003 is largely attributable to $69,300 of stock option compensation being recorded in 2002 for options granted in 2002 whereas no stock options were granted in 2003. Additionally, due to the change of sales focus that resulted in a sharp decline in revenues in 2003 to date, we have reduced general monthly overhead in order to preserve cash flow.

General and Administrative (G&A) expenses for the six-month periods ended June 30, 2003 and 2002, were $400,349 and $400,791, respectively. The $69,300 of stock option compensation recorded in the second quarter of 2002 (discussed above) was offset by G&A increases in Quarter 1 of 2003 for increased amortization expense pertaining to our databases and domain names resulting from purchases in late 2002 and increased professional fees associated with the year-end 10-KSB preparation, compliance with Sarbanes-Oxley Act rules and the preparation of our S-4 Registration Statement regarding our company's continuation into Canada.

INTEREST AND OTHER INCOME

Interest and other income changed from $6,807 for the six months ended June 30, 2002 to $10,009 for the six months ended June 30, 2003. This is a reflection of the interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. As explained below, our loan to ACT came due on April 30, 2003 without payment or settlement. Interest continues to accrue on the loan at 20% per annum.

INCOME TAXES

  There were no income tax expenses recorded in the six months ended June 30, 2003 and 2002. The $30,000 provision recognized in the first quarter of 2002 was reversed in the quarter ended June 30, 2003 when it became apparent that we would not be subject to income taxes in the year due to the existence of losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had $180,189 in cash and cash equivalents, a decrease, an increase of $46,096 since December 31, 2002. The increase in cash is substantially due to the $350,000 private placement we completed in April 2003 offset by continued decreases in cash attributable to losses from operations. Losses from operations are expected to continue in the future as we shift our revenue model to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided the vendor, in the normal course of business, has satisfied all necessary conditions for payment.

Net cash used in operating activities during the six months ended June 30, 2003 was $296,775 compared to $647,935 during the six months ended June 30, 2002. Included in our 2003 loss of $449,314 was $159,603 of amortization relating to our investment in acquired databases and domain names. Although we incurred a smaller loss in 2002, we generated much larger negative cash flow from operations due to the majority of our 2002 sales having been uncollected at June 30, 2002 and a substantial reduction in accounts payable in 2002 for amounts outstanding at December 31, 2001.

Investing activities for 2003 were negligible being only $1,015 in respect of the acquisition of miscellaneous domain names. During the six months ended June 30, 2002, we purchased domain names totaling $149,539. We further entered into a loan agreement with ACT whereby we would loan them $150,000 at 20% interest per annum repayable in 2003. As discussed below, ACT has defaulted on repayment of the note and is in the process of taking steps necessary to repay the note.

We have no long-term debt. We have reduced our expenses by downsizing staff and closing one of our offices. We believe that our available cash, together with future revenues, will be sufficient to fund our immediate working capital requirements. We further believe that we can generate sufficient liquidity to carry out our operational activities. We have no long-term employment contracts and can reduce our work-force, as necessary, if revenues are not sufficient to support our existing operations or until additional funding can be obtained. Since we currently only have four people employed, any significant further reductions in our work force may directly negatively affect our operations. For example, if we dismiss an engineer, new product development may be delayed.

We will require additional capital to fund operations, take advantage of acquisition opportunities, develop or enhance services, or respond to competitive pressures. Although as a result of the private issuance in April 2003 of 200,000 shares and 200,000 warrants exercisable until April 2005 at an exercise price of $2.50 we raised $350,000, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

On April 7, 2003, we received $350,000 in gross proceeds from an investor in consideration for the issuance of 200,000 shares of common stock and 200,000 warrants, exercisable until April 7, 2005, to purchase one share of common stock at an exercise price of $2.50 per share. Otherwise, we did not issue any common stock during the three months ended June 30, 2003, nor did we grant any options or warrants during that period.

During the 2001 fiscal year, we accepted non-interest bearing notes from Messrs. Newton and Coombes for $200,000 and $175,000, respectively, for the 2001 exercise of stock options which were previously granted. The notes accepted on exercise came due on April 1, 2003. In May 2003, we reached agreement with Messrs. Newton and Coombes to settle the indebtedness by accepting 150,000 common shares of Stratabase as payment in full for Mr. Newton's outstanding note and 130,000 common shares of the Company as payment for Mr. Coombes' outstanding note, representing a total value of $385,560 as compared to the $375,000 face value of the notes. The total value was determined based on quoted market prices of our common stock on the redemption date. The redemption and cancellation of these shares occurred in May 2003. No gain or loss was recognized on the redemption.

Going Concern Consideration

Our activities historically have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at June 30, 2003 we had $180,189 in cash and after approximately $50,745 of liabilities and certain other current assets had $207,360 in working capital. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that

Stratabase may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as we have refocused our business model on our proprietary software and it has only recently been released in beta-form and we have generated no revenue from it to date. As a result we have incurred recurring operating losses. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2002 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

On April 30, 2003, our note receivable from ACT came due and was not repaid. Senior management of ACT has advised us that steps are being taken to settle the outstanding note receivable in full. Management has considered the likelihood of full collection of principal and interest in light of the plans laid out by ACT and has determined that no writedown is required for the six months ended June 30, 2003. We will, however, continue to monitor the likelihood of collection of the outstanding loan and will record an impairment writedown should it be necessary in the future.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and principal financial officer completed their evaluation.

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

Item 5.   Other information.

In January 2003, the Company filed a registration statement with the Securities and Exchange Commission on Form S-4 to effect a continuation of the corporation jurisdiction from the State of Nevada to Canada. The proposed continuation would be accomplished through the adoption of the plan of conversion, which plan was included in the registration statement. If the plan of conversion is approved by the shareholders, the Company would cease being incorporated in the State of Nevada and would continue to operate under the name "Stratabase, Inc." as a company subject to the Canada Business Corporations Act. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company also believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. Currently, the SEC is reviewing the Company's responses to the SEC comments, and therefore the conversion proposal has not yet been formally presented to shareholders for approval. Due to management's controlling interest of the Company's outstanding shares, it is expected that the proposed plan will pass when presented to shareholders for a vote.

Item 6.   Exhibits and reports on Form 8-K.

         (a)      Exhibits.

              Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                   STRATABASE

Date:   August 14, 2003                By: /s/ Trevor Newton
                                           ------------------------
                                           Trevor Newton
                                           Chairman, President, Chief Executive
                                           Officer, Secretary and Treasurer