Form 10KSB/A
period 2002-12-31
STRATABASE
filed 2003-11-07
CIK 1092197

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

Transitional Small Business Issuer Disclosure Format (check one): Yes[ ] No [X].

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

Core Products and Services

We have not yet begun selling our proprietary software. However we did release the first phase of our proprietary software (the software is called "Resync") in Q4 2002, but we are offering it as a free trial version for now in order to judge consumer interest. We do not know whether we will be able to generate any revenue from Resync. We are currently beta-testing the second phase of our proprietary software (the software is called "Relata"). Although we plan to offer it as a hosted solution, and charge users on a monthly basis for access to it, we do not know whether we will be able to generate any revenue from this product. It is the current intention of management to finish the beta testing of Relata and begin marketing the product by the end of 2003. We also do not know if our direct mail and Internet advertising of Relata will successfully generate any sales. We have not derived any revenue to date from our proprietary products.

Relata is designed to facilitate automation of specific knowledge worker tasks, including, but not limited to, contact management, account management, outcomes management, activities management, logging and document and file management and basic group communication. All these activities are within the context of a shared environment in a hosted setting which is accessible through a web-browser.

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


Competition

In the broader market for Knowledge Worker Automation software, which includes Enterprise and CRM software, there are a large number of well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities than we do. These competitors include thousands of established software vendors, some of them very large, including the likes of Microsoft and Siebel Systems, and some of them much smaller, such as Pivotal, Hummingbird and Documentum. The market for this software is broad and covers many aspects of enterprise computing. Many of these competitors are well positioned vendors who have established and stable customer bases and continue to attract new customers. Most of these companies are larger and more experienced organizations than we are. In addition, we face potential competition from many companies with larger customer bases, greater financial resources and stronger name recognition than we have.

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

Employees

As of October 1, 2003, we had 4 employees, including our two officers, Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO, and Mr. Fred Coombes, Vice President of Corporate Development and a Director. Mr. Newton supervises the company's operations. It is anticipated that we will need to add additional managerial, technical and administrative staff in the future in order to realize our business objectives. We currently utilize 2 software programmers and outsource to outside software contractors on an as-needed basis.

Our equipment and primary agreements

We lease a Bandwidth/Connectivity (fiber optic line) from Telus Corp. in British Columbia. It is the subject of a three-year agreement which commenced on February 1, 2001, and calls for a monthly fee of $1,000.

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

In 2001 and 2002, when we employed an open source business model, 89% and 91%, respectively, of our revenues related to the provision of databases to our customers and 11% and 9%, respectively, related to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its shareholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. Although we are no longer supporting our open source software, we plan to continue offering database and technical services in connection with our proprietary software. We issued our proprietary software to the general public at the end of June 2003 (the software is called "Relata"). Approximately 700 users have already signed up for free trial use of Relata. We have not derived any revenue to date from our proprietary products. With the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

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

On April 30, 2003, our note receivable from ACT came due and was not repaid. Senior management of ACT has advised us that steps are being taken to settle the outstanding note receivable in full. Management has considered the likelihood of full collection of principal and interest in light of the plans laid out by ACT and has recorded a provision for impairment in its Statement of Operations for the $150,000 principal amount and $27,500 of unpaid interest to March 31, 2003. We are pursuing ACT for full collection of the amount outstanding, but at this time the ultimate amount recoverable and the timing is indeterminable. Any subsequent recovery will be recorded in the period it occurs.


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




RESULTS OF OPERATIONS

REVENUES

Revenues for the year ended December 31, 2002 were $430,240, compared to revenues of $2,360,452 for the year ended December 31, 2001. Revenues declined primarily because of our focus on developing our new proprietary software products, which has taken longer than expected; also, with the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions. We have not derived any revenue to date from our proprietary products. As of December 2002, we released to the public a new software product called Resync. This is a proprietary software product and is available on a trial basis to interested users. However, our main proprietary software product, called Relata, has been beta-released for a 30-day free trial period. We are no longer marketing our databases based on our open source Customer Relationship Management software solution. Sale of databases has been temporarily suspended pending completion and marketing of our proprietary software products. We have only recently released our proprietary software to the general public.

Revenues for 2001 included transactions with three of our customers where we received shares of common stock in public companies in exchange for Customer Relationship Management services. The value of the shares was determined using the quoted market value of the underlying shares on the date the services to be provided were completed. Said date was the date we invoiced each customer. In all cases, shares obtained were those of arms' length transactions with unaffiliated companies. Revenues generated from these transactions totaled $1,410,000, or approximately 60% of our revenues for 2001. We also recognized a gain of $154,000 on the disposition of these shares, and the gain was classified as "Other Income" on the Statement of Operations and Comprehensive Income
(Loss). At December 31, 2001, none of these shares remained in our possession as all of the shares were sold during 2001. We did not engage in any similar transactions during 2002.

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

RESEARCH AND DEVELOPMENT EXPENSES

No significant research and development was undertaken prior to 2002. In 2002, in connection with the change in our business focus toward proprietary software, we incurred research and development expenses totaling $171,500, primarily consisting of salaries and wages for our development staff

GENERAL AND ADMINISTRATIVE EXPENSES

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

OTHER INCOME (EXPENSES)

Other income during the year ended December 31, 2002 totaled $31,195, consisting primarily of interest earned on the ACT loan. During the year ended December 31, 2001, we recognized interest income of $4,809 consisting of general bank interest income on cash balances. Also during 2001, we recognized a gain on sale of marketable securities (common stock) in the amount of $154,000, as discussed in "Revenues" above.

INCOME TAXES

The provision for income tax was $85,629 (2001 - $49,342) for the year ended December 31, 2002 largely due to the provision of a valuation allowance against previously recognized deferred tax assets.

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



                        Current         $ 22,112
                        31-60 days        25,240
                        61-90 days         8,541
                        91+ days           3,628
                                        --------
                        Total           $ 59,521
                                        ========



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

Software development costs - Software development costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, in development of open source software, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Additionally, the Company only recently began developing proprietary software and no significant development costs meeting the criteria for capitalization have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date. Software development costs charged to the Statement of Operations totaled $171,500 for the year ended December 31, 2002 (2001 - Nil).

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

                                     ===      ===

                                   STRATABASE
                          NOTES TO FINANCIAL STATEMENTS

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

                                                      STRATABASE


Dated: November 5, 2003            By:      /s/ Trevor Newton
                                            -----------------
                                   Chairman, President, Chief Executive Officer,
                                   Secretary and Treasurer

                                   By:      /s/ Fred Coombes
                                            -----------------
                                   Vice President of Corporate Development


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  November 5, 2003
                                   By:      /s/ Trevor Newton
                                            -----------------
                                   Chairman, President, Chief Executive Officer, Secretary and Treasurer

Dated: November 5, 2003            By:      /s/ Fred Coombes
                                            ----------------
                                   Vice President of Corporate Development


Dated: November 5, 2003            By:      /s/ Scott Praill
                                            ----------------
                                   Director

Exhibit 24.2

                         CONSENT OF INDEPENDENT AUDITOR

We hereby consent to the inclusion in this Annual Report on Form 10-KSB/A of Stratabase for the year ended December 31, 2002 and to the incorporation by reference in Registration Statement Numbers 333-54482 and 333-82578 on Forms S-8 of our report dated February 26, 2003.





/s/ Moss Adams LLP

Portland, Oregon
November 5, 2003