Form 10QSB/A
period 2003-03-31
STRATABASE
filed 2003-11-07
CIK 1092197

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

Commission file number   333-85011

                                   STRATABASE
             (Exact name of registrant as specified in its charter)

             Nevada                                         88-0414964
-------------------------------             ------------------------------------
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


      (Former name, address and fiscal year, if changed since last report)


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

Common Stock, $0.001 par value, 7,953,372shares outstanding as of November 2, 2003.

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



                                                                            Page

Part I.  Financial Information

   Item 1.    Unaudited Interim Financial Statements:

              Balance Sheets
                    March 31, 2003, and December 31, 2002

              Statements of Income and Comprehensive Loss
                    For the three month periods ended March 31, 2003 and 2002

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

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements

  -----------------------------------------------------------------------------------------------------------------

                                                                                                       Stratabase
                                                                                                    Balance Sheets

                                                                                      March 31         December 31
                                                                                          2003                2002
  ----------------------------------------------------------------------- --------------------- -------------------
                                                                                   (Unaudited)
  Assets
  Current
       Cash                                                               $             12,674  $          134,093
       Receivables (net of allowance for doubtful accounts of
         $11,247 and $3,500)                                                             6,764              19,939
       Note receivable, including accrued interest (Note 3)                                  -             171,206
       Inventory                                                                         8,332              28,450
       Income taxes refundable                                                          62,844              62,844
       Prepaid expenses                                                                      -               2,603
                                                                          -- ------------------ -- ----------------

            Total current assets                                                        90,614             419,135
  Office equipment, net                                                                 53,773              44,989
  Databases and domain names (net of accumulated
    amortization of $419,593 and $347,140)                                             447,475             518,914
                                                                          -- ------------------ -- ----------------

  Total Assets                                                            $            591,862  $          983,038
  ----------------------------------------------------------------------- -- ------------------ -- ----------------

  Liabilities and Stockholders' Equity

  Liabilities

  Current
       Accounts payable                                                   $             51,690  $           59,521
       Accrued liabilities                                                              43,477               6,934
                                                                          -- ------------------ -- ----------------

            Total liabilities                                                           95,167              66,455
                                                                          -- ------------------ -- ----------------

  Stockholders' Equity
       Preferred stock, $0.001 par value, 1,000,000 shares
           Authorized and unissued                                                           -                   -
       Common stock, $0.001 par value, 25,000,000 shares
              authorized and 8,033,372 shares issued
              at March 31, 2003 and December 31, 2002                                    8,034               8,034
       Additional paid-in capital                                                    2,103,371           2,103,371
       Accumulated deficit                                                        (1,229,718 )           (808,563)
       Related party notes receivable (Note 4)                                       (375,000)           (375,000)
       Accumulated comprehensive loss                                                  (9,992)            (11,259)
                                                                          -- ------------------ -- ----------------

            Total stockholders' equity                                                 496,695             916,583
                                                                          -- ------------------ -- ----------------

  Total Liabilities and Stockholders' Equity                              $            591,862  $          983,038
  ----------------------------------------------------------------------- -- ------------------ -- ----------------


             See the accompanying notes to the financial statements.

  ------------------------------------------------------------------------------------------------------------------

                                                                                                         Stratabase
                                                           Statements of Operations and Comprehensive Income (Loss)
                                                                                                         (Unaudited)
  For the three-month periods ended March 31                                             2003                  2002
  ------------------------------------------------------------------------- ------------------ --- -----------------
  Revenue                                                                $              5,000   $           280,061
                                                                         -- ------------------ --- -----------------

  Cost of revenue
       Direct marketing                                                                     -                25,569
       Hardware cost of sales                                                               -                 2,995
       Commissions                                                                        986                29,795
       Wages and subcontracting costs                                                       -                28,348
       Internet connectivity                                                                -                 2,103
                                                                         -- ------------------ --- -----------------

                                                                                          986                88,810
                                                                         -- ------------------ --- -----------------

  Gross profit                                                                          4,014               191,251

  Research and development                                                             25,643                     -

  General and administrative expenses                                                 229,044               108,715
                                                                         -- ------------------ --- -----------------

  Income (loss) from operations                                                     (250,673)                82,536

  Other income (expense)
       Interest and other income                                                        7,018                 4,022
       Provision for note receivable impairment (Note 3)                            (177,500)                     -
                                                                         -- ------------------ --- -----------------

  Net (loss) income before income taxes                                             (421,155)                86,558

  Provision for income taxes                                                                -                30,000
                                                                         -- ------------------ --- -----------------

  Net income (loss)                                                                 (421,155)                56,558

  Other comprehensive income (loss)
       Foreign currency translation adjustments                                         1,267               (1,167)
                                                                         -- ------------------ --- -----------------
  Comprehensive income (loss)
                                                                         $          (419,888)   $            55,391
  ---------------------------------------------------------------------- -- ------------------ --- -----------------

  Earnings (loss) per share
       Basic and diluted                                                 $             (0.06)   $              0.01
  ---------------------------------------------------------------------- -- ------------------ --- -----------------

  Weighted average shares outstanding
       - basic                                                                      7,283,372             6,968,372
       - diluted                                                                    7,283,372             7,394,486
  ---------------------------------------------------------------------- -- ------------------ --- -----------------


     See the accompanying notes to the financial statements.



  ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Stratabase
                                                                                       Statements of Changes in Stockholders' Equity
                                                                                                                         (Unaudited)

                                                                                               Related   Accumulated
                                                                 Additional                      Party          Other         Total
                                              Common Stock          Paid-in   Accumulated        Notes  Comprehensive  Stockholders'
                                          -------------------
                                             Shares    Amount       Capital       Deficit   Receivable           Loss        Equity
----------------------------------------- ---------   -------   -----------   -----------   ----------  -------------  ------------

Balance, January 1, 2003                  8,033,372   $ 8,034   $ 2,103,371   $  (808,563)  $ (375,000) $     (11,259) $    916,583

Net loss for the period                           -         -             -      (421,155)           -              -      (421,155)

Foreign currency translation adjustment           -         -             -             -            -          1,267         1,267
                                          ---------   -------   -----------   -----------   ----------  -------------  ------------

Balance, March 31, 2003                   8,033,372   $ 8,034   $ 2,103,371   $(1,229,718)  $ (375,000) $      (9,992) $    496,695
----------------------------------------- ---------   -------   -----------   -----------   ----------  -------------  ------------













     See the accompanying notes to the financial statements.


  -------------------------------------------------------------------------------------------------------------------

                                                                                                          Stratabase
                                                                                             Statements of Cash Flows
                                                                                                          (Unaudited)
  For the three-month periods ended March 31                                             2003                  2002
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  Cash Flows From Operating Activities
       Net income (loss)                                                  $         (421,155)  $             56,558
       Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
          Depreciation and amortization                                                82,149                23,500
          Accrued interest on note receivable                                         (6,294)                     -
          Provision for impairment of note receivable                                 177,500                     -
       (Increase) decrease in assets
           Receivables                                                                 13,175             (228,304)
           Prepaid expenses                                                             2,603                     -
           Inventory                                                                    1,638               (1,214)
       Increase (decrease) in liabilities
           Accounts payable                                                           (7,831)             (133,213)
           Accrued liabilities                                                         36,543               (1,497)
           Income taxes payable                                                             -                19,500
                                                                          -- ----------------- -- ------------------

              Net cash from operating activities                                    (121,672)             (264,670)

  Cash Flows From Investing Activities
       Acquisition of domain names                                                    (1,015)                 (578)

  Effect of exchange rate on changes in cash                                            1,268               (1,167)
                                                                          -- ----------------- -- ------------------

  Net decrease in cash                                                              (121,419)             (266,415)

  Cash, beginning of period                                                           134,093             1,265,457
                                                                          -- ----------------- -- ------------------

  Cash, end of period                                                     $            12,674  $            999,042
  ----------------------------------------------------------------------- -- ----------------- -- ------------------

  Supplementary disclosure of cash flow information
       Cash paid during the period
           Interest                                                       $                 -  $                  -
           Income taxes                                                   $                 -  $             10,500

       Non-cash investing activities
           Inventory transferred to office equipment for internal use     $            18,480  $                  -
  ---- --- -------------------------------------------------------------- -- ----------------- -- ------------------










     See the accompanying notes to the financial statements.

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
  March 31, 2003 and 2002
  ------------------------------------------------------------------------------


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

         The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. During the three-month period ended March 31, 2003, the Company incurred a loss of $421,155 and has an accumulated deficit of $1,229,718 at March 31, 2003.

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

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
  March 31, 2003 and 2002
  ------------------------------------------------------------------------------


  1. Nature of Business and Ability to Continue as a Going Concern - Continued

         The Company's ability to continue as a going concern is dependent on its ability to regain and sustain profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans to reduce expenditures and raise additional capital will be realized, management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.
  ------------------------------------------------------------------------------


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

                                                                                                      Three months
                                                                                                             ended
                                                                                                          March 31
                                                                                                              2003
                                                                                            ---- ------------------

              Net loss, as reported                                                         $            (421,155)
              Deduct total stock-based employee compensation
                under fair based methods for all awards                                                    (8,177)
                                                                                            ---- ------------------

              Pro-forma net loss                                                            $            (429,332)
                                                                                            ---- ------------------

              Loss per common share - basic and diluted
                - As reported                                                               $               (0.06)
                - Pro-forma                                                                 $               (0.06)

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
  March 31, 2003 and 2002
  ------------------------------------------------------------------------------


  2.     Summary of Significant Accounting Policies - Continued

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

  ------------------------------------------------------------------------------


  3.     Note Receivable
         In May 2002, the Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note's maturity date. The Company has accrued a receivable for interest income, due under the terms of the promissory note, in the amount of $27,500 at March 31, 2003 (December 31, 2002 - $21,206). At
         April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding the recoverability of the note receivable, the Company has recorded a provision for impairment in its Statement of Operations for the $150,000 principal amount and $27,500 of unpaid interest to March 31, 2003. The Company is pursuing ACT for full collection of the amount outstanding, but at this time the ultimate amount recoverable and the timing is indeterminable. Any subsequent recovery will be recorded in the period it occurs.
  ------------------------------------------------------------------------------


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

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
  March 31, 2003 and 2002
  ------------------------------------------------------------------------------


  5.     Stock Option Plans
         In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

         Activity under the 2000 Plan is summarized as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                   Available            Options               Price
                                                                   for Grant        Outstanding           Per Share
                                                         --- ---------------- -- --------------- --- ---------------

         Balance, January 1, 2002                                          -            700,000  $             0.78

         Options cancelled                                           100,000          (100,000)  $             1.45
         Options granted                                           (100,000)            100,000  $             1.30
         Options exercised                                                 -          (230,000)  $             0.50
                                                         --- ---------------- -- --------------- --- ---------------

         Balance, December 31, 2002 and
           March 31, 2003                                                  -            470,000  $             0.88
                                                         --- ---------------- -- --------------- --- ---------------

         During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the 2002 Plan) reserving an additional 1,750,000 common shares for employees and directors.

         Activity under the 2002 Plan is summarized as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                   Available            Options               Price
                                                                   for Grant        Outstanding           Per Share
                                                         --- ---------------- -- --------------- --- ---------------

         Initial shares reserved, January 2002                     1,750,000                  -  $                -

         Options granted                                           (330,000)            330,000  $             0.80
         Options exercised                                                 -           (85,000)  $             1.49
                                                         --- ---------------- -- --------------- --- ---------------

         Balance, December 31, 2002 and
           March 31, 2003                                          1,420,000            245,000  $             0.57
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

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
  March 31, 2003 and 2002
  ------------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2002 Form 10-KSB/A filed by the Company with the Securities and Exchange Commission.

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

Specifically, in 2001 and 2002, when we employed this open source business model, 89% and 91%, respectively, of our revenues related to the provision of databases to our customers and 5% and 10%, respectively, related to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its stakeholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. Although we are no longer supporting our open source software, we plan to continue offering database and technical services in connection with our proprietary software. We issued our proprietary software to the general public at the end of June 2003 (the software is called "Relata"). We have not derived any revenue to date from our proprietary products. With the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, British Columbia, Canada, V2S 8B7. Our telephone number is (604) 504-5811.

RESULTS OF OPERATIONS

During the three months ended March 31, 2003, we incurred a net loss of $421,155 compared to net income of $56,558 (net of an income tax accrual of $30,000) for the comparative period in 2002. Largely this is due to the change in our business focus, which resulted in increased development costs in 2003 and a substantial reduction in revenue over 2002. Also included in the 2003 loss is a $177,500 provision for impairment against amounts lent (and unpaid interest) to Advanced Cell Technology ("ACT").

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

OTHER INCOME (EXPENSES)

Interest and other income increased from $4,022 in 2002 to $7,018 in 2003. The increase is due to a greater interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT"), an arm's length borrower. As explained below, our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who has indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in this quarter a provision for impairment of this loan in the amount of $177,500. . We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum, however, we will no longer recognize interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

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

Net cash used in operating activities during the three months ended March 31, 2003 was $121,672 compared to $264,670. Included in our 2003 loss of $421,155 was $82,149 of amortization relating to our investment in acquired databases and domain names and an impairment provision against our note receivable (and unpaid interest) to ACT in the amount of $177,500. Although we were profitable in 2002, we generated negative cash flow from operations due to the majority of our 2002 sales having been uncollected at March 31, 2002. Investing activities for both 2003 and 2002 included the acquisition of miscellaneous domain names (2003 - $1,015; 2002 - $578).

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

Although in the past we have focused predominantly on developing open source software, we have altered our direction to focus on proprietary software development. As we are in the process of completing development of our proprietary software for commercial release, there is substantial doubt about our ability to continue as a going concern. As a result we have incurred recurring operating losses. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2002 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

On April 30, 2003, our note receivable from ACT came due and was not repaid. Senior management of ACT has advised us that steps are being taken to settle the outstanding note receivable in full. Management has considered the likelihood of full collection of principal and interest in light of the plans laid out by ACT and has recorded a provision for impairment in its Statement of Operations for the $150,000 principal amount and $27,500 of unpaid interest to March 31, 2003. The Company is pursuing ACT for full collection of the amount outstanding, but at this time the ultimate amount recoverable and the timing is indeterminable. Any subsequent recovery will be recorded in the period it occurs.

We also had notes receivable from Mr. Trevor Newton (our Chief Executive Officer and a director) totaling $200,000 and Mr. Fred Coombes (our Vice President of Corporate Development and a director) totaling $175,000 outstanding in respect of the 2001 exercise of stock options previously granted. The non-interest bearing notes taken back on exercise came due on April 1, 2003. In May 2003, we reached agreement with Messrs. Newton and Coombes to settle the indebtedness by accepting 150,000 common shares of the Company as payment in full for Mr. Newton's outstanding note and 130,000 common shares of the Company as payment for Mr. Coombes' outstanding note, representing a total value of $385,560 as compared to the $375,000 face value of the notes. The total value was determined based on quoted market prices of our common stock on the redemption date. The redemption and cancellation of these shares occurred in the second quarter of 2003.

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

Item 3.  Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

(a) Exhibits. (31) Section 302 Certification (32) Section 906 Certification


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

Date:  November 5, 2003                  By:  /s/ Trevor Newton
                                         -----------------------
                                         Trevor Newton
                                         Chairman, President, Chief Executive
                                         Officer, Secretary and Treasurer