Form 10QSB/A
period 2003-06-30
STRATABASE
filed 2003-11-07
CIK 1092197

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

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements

  -----------------------------------------------------------------------------------------------------------------

                                                                                                        Stratabase
                                                                                                    Balance Sheets

                                                                                       June 30         December 31
                                                                                          2003                2002
  ----------------------------------------------------------------------- --------------------- -------------------
                                                                                   (Unaudited)
  Assets
  Current
       Cash                                                               $            180,189  $          134,093
       Receivables (net of allowance for doubtful accounts of
         $11,247 and $3,500)                                                             6,933              19,939
       Note receivable, including accrued interest (Note 3)                                  -             171,206
       Inventory                                                                         8,139              28,450
       Income taxes refundable                                                          62,844              62,844
       Prepaid expenses                                                                      -               2,603
                                                                          -- ------------------ -- ----------------

            Total current assets                                                       258,105             419,135
  Office equipment, net                                                                 47,773              44,989
  Databases and domain names (net of accumulated
    amortization of $491,047 and $347,140)                                             376,021             518,914
                                                                          -- ------------------ -- ----------------

  Total Assets                                                            $            681,899  $          983,038
  ----------------------------------------------------------------------- -- ------------------ -- ----------------

  Liabilities and Stockholders' Equity

  Liabilities

  Current
       Accounts payable                                                   $             42,755  $           59,521
       Accrued liabilities                                                               7,990               6,934
                                                                          -- ------------------ -- ----------------

            Total liabilities                                                           50,745              66,455
                                                                          -- ------------------ -- ----------------

  Stockholders' Equity
       Preferred stock, $0.001 par value, 1,000,000 shares,
           authorized and unissued                                                           -                   -
       Common stock, $0.001 par value, 25,000,000 shares,
              authorized and 7,953,372 shares issued
              at June 30, 2003 (2002 - 8,033,372) (Note 4)                               7,954               8,034
       Additional paid-in capital                                                    2,078,451           2,103,371
       Accumulated deficit                                                         (1,437,877)           (808,563)
       Related party notes receivable (Note 4(b))                                            -           (375,000)
       Accumulated comprehensive loss                                                 (17,374)            (11,259)
                                                                          -- ------------------ -- ----------------

            Total stockholders' equity                                                 631,154             916,583
                                                                          -- ------------------ -- ----------------

  Total Liabilities and Stockholders' Equity                              $            681,899  $          983,038
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


  ------------------------------------------------------------------------------------------------------------------

                                                                                                         Stratabase
                                                                    Statements of Operations and Comprehensive Loss
                                                                                                        (Unaudited)

                                                    For the three-month                   For the six-month
                                                        periods ended                        periods ended
                                                          June 30                              June 30
                                            ------------------------------------- -----------------------------------

                                                         2003               2002             2003               2002
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------


  Revenue                                   $               -  $          68,971  $         5,000  $         349,032
                                            -- --------------- -- --------------- -- ------------- -- ---------------

  Cost of revenue
       Direct marketing                                     -             19,689                -             43,218
       Hardware cost of sales                               -             18,370                -             21,365
       Commissions                                          -             30,859              986             60,654
       Wages and subcontracting costs                       -             21,943                -             50,291
       Internet connectivity                                -              4,733                -              6,836
       CRM software                                         -                  -                -              2,040
                                            ------------------ -- --------------- -- ------------- -- ---------------

                                                            -             95,594              986            184,404
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Gross profit (loss)
                                                            -           (26,623)            4,014            164,628
  Research and development
                                                       37,345             54,584           62,988             54,584
  General and administrative expenses
                                                      171,302            237,492          400,349            346,207
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Loss from operations
                                                    (208,647)          (318,699)        (459,323)          (236,163)
  Other income (expense)
       Interest and other income                          491              2,785            7,509              6,807
       Provision for note receivable                        -                  -        (177,500)                  -
       impairment (Note 3)
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Net loss before income taxes
                                                    (208,156)          (315,914)        (629,314)          (229,356)
  Provision for income tax recovery
                                                            -           (30,000)                -                  -
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Net loss for the period
                                                    (208,156)          (285,914)        (629,314)          (229,356)
  Other comprehensive loss
       Foreign currency translation
        adjustments                                   (7,382)            (1,465)          (6,115)            (2,632)
                                            -- --------------- -- --------------- -- ------------- -- ---------------
  Comprehensive loss
                                            $       (215,538)  $       (287,379)  $     (635,429)  $       (231,988)
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------


  Loss per share
  - basic and diluted                       $          (0.03)  $          (0.04)  $        (0.08)  $          (0.03)
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------


  Weighted average shares outstanding               7,801,150          7,928,372        7,572,261          7,823,372
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


  ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Stratabase
                                                                                       Statements of Changes in Stockholders' Equity
                                                                                                                         (Unaudited)

                                                                                                 Related   Accumulated
                                                                    Additional                     Party         Other        Total
                                                 Common Stock          Paid-in   Accumulated       Notes Comprehensive Stockholders'
                                              --------------------
                                                Shares     Amount      Capital       Deficit  Receivable          Loss      Equity
  ------------------------------------------  --------  ---------   ----------   -----------   ---------     ---------   ---------

  Balance, January 1, 2003                   8,033,372  $   8,034   $2,103,371   $  (808,563)  $(375,000)    $ (11,259)  $ 916,583

  Common shares issued for cash on private
  placement (Note  4(a))                       200,000        200      349,800             -           -             -     350,000


  Settlement of note receivable (Note 4(b))   (280,000)      (280)    (374,720)            -     375,000             -           -

  Net loss for the period                            -          -            -      (629,314)          -             -    (629,314)

  Foreign currency translation adjustment            -          -            -             -           -        (6,115)     (6,115)
                                             ---------  ---------   ----------   -----------   ---------     ---------   ---------

  Balance, June 30, 2003                     7,953,372  $   7,954   $2,078,451   $(1,437,877)  $       -     $ (17,374)  $ 631,154
  ------------------------------------------ ---------  ---------   ----------   -----------   ---------     ---------   ---------







             See the accompanying notes to the financial statements.

  -------------------------------------------------------------------------------------------------------------------

                                                                                                          Stratabase
                                                                                            Statements of Cash Flows
                                                                                                         (Unaudited)

  For the six-month periods ended June 30                                                2003                  2002
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  Cash Flows From Operating Activities
       Net loss for the period                                            $         (629,314)  $          (229,356)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                               159,603               119,000
          Accrued interest on note receivable                                         (6,294)                     -
          Provision for note receivable impairment                                    177,500                     -
          Stock compensation expense (Note 2)                                               -                69,300
           Deferred taxes                                                                   -              (13,021)
       (Increase) decrease in assets
           Receivables                                                                 13,006             (210,982)
           Prepaid expenses                                                             2,603                     -
           Inventory                                                                    1,831               (6,252)
           Income taxes refundable                                                          -              (50,265)
       Increase (decrease) in liabilities
           Accounts payable                                                          (16,766)             (325,995)
           Accrued liabilities                                                          1,056                 (364)
                                                                          -- ----------------- -- ------------------

              Net cash from operating activities                                    (296,775)             (647,935)
                                                                          -- ----------------- -- ------------------

  Cash Flows From Investing Activities
       Acquisition of domain names                                                    (1,015)             (149,539)
       Acquisition of computer and office equipment                                         -                  (47)
       Note receivable                                                                      -             (150,000)
                                                                          -- ----------------- -- ------------------

              Net cash from investing activities                                      (1,015)             (299,586)
                                                                          -- ----------------- -- ------------------

  Cash Flows From Financing Activities
       Payment received from related parties                                                -               108,760
       Note receivable advance to related parties                                           -              (73,860)
       Proceeds on issuance of common stock                                           350,000               239,500
                                                                          -- ----------------- -- ------------------

              Net cash from financing activities                                      350,000               274,400
                                                                          -- ----------------- -- ------------------

  Effect of exchange rate on changes in cash                                          (6,114)               (2,632)

  Net decrease in cash                                                               (46,096)             (675,753)

  Cash, beginning of period                                                           134,093             1,265,457
                                                                          -- ----------------- -- ------------------

  Cash, end of period                                                     $           180,189  $            589,704
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  Supplementary disclosure of cash flow information
       Cash paid during the period
           Interest                                                       $                 -  $                  -
           Income taxes                                                   $                 -  $             59,869

       Non-cash investing activities
           Inventory transferred to office equipment for internal use     $            18,480  $                  -
           Related party note received (settled) in exchange for
             common stock (Note 4)                                        $           375,000  $             14,500
  ---- --- -------------------------------------------------------------- -- ----------------- -- ------------------






             See the accompanying notes to the financial statements.

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
June 30, 2003 and 2002
--------------------------------------------------------------------------------


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

         The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. During the six-month period ended June 30, 2003, the Company incurred a loss of $629,314 and has an accumulated deficit of $1,437,877 at June 30, 2003.

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

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
June 30, 2003 and 2002
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


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

                                                                                                        Six months
                                                                                                             ended
                                                                                                           June 30
                                                                                                              2003
                                                                                             ---- ------------------

              Net loss, as reported                                                         $            (629,314)
              Deduct total stock-based employee compensation
                under fair based methods for all awards                                                   (16,354)
                                                                                            ---- ------------------

              Pro-forma net loss                                                            $            (645,668)
                                                                                            ---- ------------------
              Loss per common share - basic and diluted
                - As reported                                                               $               (0.08)
                - Pro-forma                                                                 $               (0.09)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for June 30, 2003: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free rate of 3.2%, and (4) expected life of 1.13 years.

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
June 30, 2003 and 2002
--------------------------------------------------------------------------------


  2.     Stock Option Compensation - Continued

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

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------



  5.     Stock Option Plans
         In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
June 30, 2003 and 2002
--------------------------------------------------------------------------------


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
                                                         --- ---------------- -- --------------- --- ---------------

         The following table summarizes information concerning outstanding and exercisable common stock options under the 2000 and 2002 Plans at June 30, 2003:

                                    Weighted
                                     Average
                                                  Remaining           Weighted         Number of            Weighted
                Range of       Number of        Contractual            Average           Options             Average
                Exercise         Options               Life           Exercise         Currently            Exercise
                  Prices     Outstanding         (in Years)              Price       Exercisable               Price
        ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.50 - $0.60         515,000               8.40   $           0.54           515,000   $            0.54
           $1.30 - $1.45         200,000               9.04   $           1.36            57,000   $            1.40
        ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                                 715,000                                                 572,000
                          ---------------                                       --- -------------

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)
June 30, 2003 and 2002
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2003, we incurred a net loss of $208,156 compared to a net loss of $285,914 for the comparative period in 2002. For the six-month periods ended June 30, 2003 and June 30, 2002, we incurred a net loss of $629,314and $229,356, respectively. The net loss incurred during the three-month period ended June 30, 2003 declined largely due to $69,300 of stock option compensation being recorded in 2002 for options granted in that period. No stock options were granted in 2003. Our year to date net loss for 2003 has increased substantially over 2002 due to the change in our business such that only minimal revenue has been recognized to date in 2003 whereas $349,032 was recognized in 2002. . Also included in the loss for the six months ended June 30, 2003 is a $177,500 provision for impairment against amounts lent (and unpaid interest) to Advanced Cell Technology ("ACT"). Our proprietary software was only issued at the end of June 2003 and we have derived minimal revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software.

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

RESEARCH AND DEVELOPMENT EXPENSES

During the quarter ended June 30, 2003, we incurred $37,345 (2002 - $54,584) in research and development costs pertaining to the development of our new proprietary software. For the six months ended June 30, 2003, research and development costs totaled $62,988 (2002 - $54,584). There were no significant expenditures incurred in the first three months of 2002 in respect of research and development. Research and development commenced in the second quarter of 2002 in contemplation of developing proprietary software for future sale. Such costs in 2003 substantially consist of salaries and wages for our development staff, which are down over the comparative period in 2002 due to reductions in our staff allowing us to better manage our cash flow.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended June 30, 2003 and 2002 were $171,302 and $237,492, respectively. The decline in G&A expenses from 2002 to 2003 is largely attributable to $69,300 of stock option compensation being recorded in 2002 for options granted in 2002 whereas no stock options were granted in 2003. Additionally, due to the change of sales focus that resulted in a sharp decline in revenues in 2003 to date, we have reduced general monthly overhead in order to preserve cash flow.

General and Administrative (G&A) expenses for the six-month periods ended June 30, 2003 and 2002 were $400,349 and $346,207, respectively. The $69,300 of stock option compensation recorded in the second quarter of 2002 (discussed above) was offset by G&A increases in Quarter 1 of 2003 for increased amortization expense pertaining to our databases and domain names resulting from purchases in late 2002 and increased professional fees associated with the year-end 10-KSB preparation, compliance with Sarbanes-Oxley Act rules and the preparation of our S-4 Registration Statement regarding our company's continuation into Canada.


OTHER INCOME (EXPENSES)

Interest and other income changed from $6,807 for the six months ended June 30, 2002 to $7,509 for the six months ended June 30, 2003. This is a reflection of the interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. As explained below, our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in the first quarter a provision for impairment of this loan in the amount of $177,500. . We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum; however, subsequent to March 31, 2003 we will no longer recognize interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

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

Net cash used in operating activities during the six months ended June 30, 2003 was $296,775 compared to $647,935 during the six months ended June 30, 2002. Included in our 2003 loss of $629,314 was $159,603 of amortization relating to our investment in acquired databases and domain names and an impairment provision against our note receivable (and unpaid interest) to ACT in the amount of $177,500. Although we incurred a smaller loss in 2002, we generated much larger negative cash flow from operations due to the majority of our 2002 sales having been uncollected at June 30, 2002 and a substantial reduction in accounts payable in 2002 for amounts outstanding at December 31, 2001.

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

Date:   November 5, 2003                   By:  /s/ Trevor Newton
                                           -------------------------------------
                                           Trevor Newton
                                           Chairman, President, Chief Executive
                                           Officer, Secretary and Treasurer