Form 10QSB
period 2003-09-30
STRATABASE
filed 2003-11-14
CIK 1092197

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________

Commission file number   333-85011
                        ----------

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

Common Stock, $0.001 par value, 7,953,372 shares outstanding as of November 10, 2003.

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

                                   STRATABASE
                                      INDEX

                                                                            Page

Part I.  Financial Information

Item 1.  Unaudited Interim Financial Statements:

         Balance Sheets
          September 30, 2003, and December 31, 2002

         Statements of Operations and Comprehensive Loss
          For the three and nine-month periods ended September 30, 2003 and 2002

         Statement of Changes in Stockholders' Equity
          For the nine-month period ended September 30, 2003

         Statements of Cash Flows
          For the nine-month periods ended September 30, 2003 and 2002

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of matters to a vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and reports on Form 8-K

Signatures

                              Stratabase
                              Financial Statements
                              For the nine-month periods ended
                              September 30, 2003 and 2002
                              (Unaudited)

                              Stratabase
                              Financial Statements
                              For the nine-month periods ended
                              September 30, 2003 and 2002
                              (Unaudited)

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

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements

  -----------------------------------------------------------------------------------------------------------------

                                                                                                        Stratabase
                                                                                                    Balance Sheets

                                                                                  September 30         December 31
                                                                                          2003                2002
  ----------------------------------------------------------------------- --------------------- -------------------
  Assets                                                                           (Unaudited)
  Current
       Cash                                                               $             58,289  $          134,093
       Receivables (net of allowance for doubtful accounts of
         $11,247 and $3,500)                                                             2,636              19,939
       Note receivable, including accrued interest (Note 3)                                  -             171,206
       Inventory                                                                         7,953              28,450
       Income taxes refundable                                                          62,844              62,844
       Prepaid expenses                                                                      -               2,603
                                                                          -- ------------------ -- ----------------

            Total current assets                                                       131,722             419,135
  Office equipment, net                                                                 43,001              44,989
  Databases and domain names (net of accumulated
    amortization of $562,501 and $347,140)                                             304,567             518,914
                                                                          -- ------------------ -- ----------------

  Total Assets                                                            $            479,290  $          983,038
  ===================================================================================================================

  Liabilities and Stockholders' Equity

  Liabilities

  Current
       Accounts payable                                                   $             28,792  $           59,521
       Accrued liabilities                                                               7,990               6,934
                                                                          -- ------------------ -- ----------------

            Total liabilities                                                           36,782              66,455
                                                                          -- ------------------ -- ----------------

  Stockholders' Equity
       Preferred stock, $0.001 par value, 1,000,000 shares,
           authorized and unissued                                                           -                   -
       Common stock, $0.001 par value, 25,000,000 shares,
              authorized and 7,953,372 shares issued
              at September 30, 2003 (2002 - 8,033,372) (Note 4)                          7,954               8,034
       Additional paid-in capital                                                    2,078,451           2,103,371
       Accumulated deficit                                                         (1,626,148)           (808,563)
       Related party notes receivable (Note 4(b))                                            -           (375,000)
       Accumulated comprehensive loss                                                 (17,749)            (11,259)
                                                                          -- ------------------ -- ----------------

            Total stockholders' equity                                                 442,508             916,583
                                                                          -- ------------------ -- ----------------

  Total Liabilities and Stockholders' Equity                              $            479,290  $          983,038
  ===================================================================================================================


















             See the accompanying notes to the financial statements.

  ------------------------------------------------------------------------------------------------------------------

                                                                                                         Stratabase
                                                                    Statements of Operations and Comprehensive Loss
                                                                                                         (Unaudited)

                                                    For the three-month                   For the nine-month
                                                        periods ended                        periods ended
                                                        September 30                         September 30
                                            ------------------------------------- -----------------------------------

                                                         2003               2002             2003               2002
  ----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------
  Revenue                                   $               -  $          70,503  $         5,000  $         419,535
                                            -- --------------- -- --------------- -- ------------- -- ---------------

  Cost of revenue
       Direct marketing                                     -             16,297                -             59,515
       Hardware cost of sales                               -              4,508                -             25,873
       Commissions                                          -             28,722              986             89,376
       Wages and subcontracting costs                       -             21,023                -             71,314
       Internet connectivity                                -              2,839                -              9,675
       CRM software                                         -                119                -              2,159
                                            ------------------ -- --------------- -- ------------- -- ---------------

                                                            -             73,508              986            257,912
                                            -- --------------- -- --------------- -- ------------- -- ---------------

  Gross profit (loss)                                       -            (3,005)            4,014            161,623

  Research and development                             29,251             54,959           92,239            109,543

  General and administrative expenses                 159,686            279,667          560,035            625,874
                                            -- --------------- -- --------------- -- ------------- -- ---------------

  Loss from operations                              (188,937)          (337,631)        (648,260)          (573,794)

  Other income (expense)
       Interest and other income                      (1,834)             16,203            8,175             23,010
       Provision for note receivable
        impairment (Note 3)                         (177,500)                  -        (177,500)                  -
                                            -- --------------- -- --------------- -- ------------- -- ---------------

  Net loss for the period                           (368,271)          (321,428)        (817,585)          (550,784)

  Other comprehensive loss
       Foreign currency translation
        adjustments                                     (375)              (365)          (6,490)            (2,997)
                                            -- --------------- -- --------------- -- ------------- -- ---------------

  Comprehensive loss                        $       (368,646)  $       (321,793)  $     (824,075)  $       (553,781)
  ===================================================================================================================


  Loss per share
  - basic and diluted                       $          (0.05)  $          (0.04)  $        (0.11)  $          (0.07)
  ===================================================================================================================


  Weighted average shares outstanding               7,953,372          8,033,372        7,701,166          7,893,372
  ===================================================================================================================














             See the accompanying notes to the financial statements.

  ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Stratabase
                                                                                       Statements of Changes in Stockholders' Equity
                                                                                                                         (Unaudited)

                                                                                              Related    Accumulated
                                                             Additional                         Party          Other           Total
                                    Common Stock                Paid-in    Accumulated          Notes  Comprehensive   Stockholders'
                              --------------------------
                                   Shares         Amount        Capital        Deficit     Receivable           Loss          Equity
---------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2003        8,033,372    $     8,034    $ 2,103,371    $  (808,563)   $  (375,000)   $   (11,259)   $   916,583

Common shares issued for
cash on private placement
(Note 4(a))                       200,000            200        349,800           --             --             --          350,000

Settlement of note
receivable (Note 4(b))           (280,000)          (280)      (374,720)          --          375,000           --             --

Net loss for the period              --             --             --         (817,585)          --             --         (817,585)

Foreign currency
translation adjustment               --             --             --             --             --           (6,490)        (6,490)
---------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, September, 30, 2003    7,953,372    $     7,954    $ 2,078,451    $(1,626,148)   $      --      $   (17,749)   $   442,508
====================================================================================================================================




























             See the accompanying notes to the financial statements.

  -------------------------------------------------------------------------------------------------------------------

                                                                                                          Stratabase
                                                                                             Statements of Cash Flows
                                                                                                         (Unaudited)

  For the nine-month periods ended September 30                                          2003                  2002
  ----------------------------------------------------------------------- -- ----------------- -- ------------------
  Cash provided by (used in):

  Cash Flows From Operating Activities
       Net loss for the period                                            $         (817,585)  $          (550,784)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                               237,057               203,827
          Accrued interest on note receivable                                         (6,294)                     -
          Provision for note receivable impairment                                    177,500                     -
          Stock compensation expense                                                        -               221,100
       (Increase) decrease in assets
           Receivables                                                                 17,303                 (444)
           Prepaid expenses                                                             2,603                     -
           Inventory                                                                    2,017               (6,461)
           Income taxes refundable                                                          -              (13,021)
       Increase (decrease) in liabilities
           Accounts payable                                                          (30,729)             (851,223)
           Accrued liabilities                                                          1,056               (1,686)
                                                                          -- ----------------- -- ------------------

              Net cash from operating activities                                    (417,072)             (998,692)
                                                                          -- ----------------- -- ------------------

  Cash Flows From Investing Activities
       Acquisition of domain names                                                    (1,015)             (154,630)
       Acquisition of computer and office equipment                                   (1,228)                  (47)
       Note receivable                                                                      -             (150,000)
                                                                          -- ----------------- -- ------------------

              Net cash from investing activities                                      (2,243)             (304,677)
                                                                          -- ----------------- -- ------------------

  Cash Flows From Financing Activities
       Payment received from related parties                                                -               160,760
       Note receivable advance to related parties                                           -              (73,860)
       Proceeds on issuance of common stock                                           350,000               242,000
                                                                          -- ----------------- -- ------------------

              Net cash from financing activities                                      350,000               328,900
                                                                          -- ----------------- -- ------------------

  Effect of exchange rate on changes in cash                                          (6,489)               (2,997)

  Net decrease in cash                                                               (75,804)             (977,466)

  Cash, beginning of period                                                           134,093             1,265,457
                                                                          -- ----------------- -- ------------------

  Cash, end of period                                                     $            58,289  $            287,991
  ==================================================================================================================

  Supplementary disclosure of cash flow information
       Cash paid during the period
           Interest                                                       $                 -  $                  -
           Income taxes                                                   $                 -  $             59,869

       Non-cash investing activities
           Inventory transferred to office equipment for internal use     $            18,480  $                  -
           Related party note received (settled) in exchange for
             common stock (Note 4)                                        $           375,000  $             14,500
  ==================================================================================================================














             See the accompanying notes to the financial statements.

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

  September 30, 2003 and 2002
  ------------------------------------------------------------------------------


  1.     Nature  of  Business  and  Ability  to  Continue  as  a  Going  Concern

         Stratabase is a provider of Knowledge Worker Automation (KWA) software, designed to enable corporations to save time and money by improving the efficiency of knowledge workers. The Company's software tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting and conduct data synchronization. The Company has historically derived its revenue from sales of customized databases to its clients. During 2002, the Company began redefining its product line by developing its proprietary software to be offered as a hosted service over the Internet. The proprietary software (Relata) was released in beta form in June 2003. The Company has not yet generated revenue from this proprietary software. Management believes this new proprietary software product line will be the primary focus of the Company. The Company operates from Abbotsford, British Columbia, Canada.

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

         Results for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003, or any future period.

         The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. During the nine-month period ended September 30, 2003, the Company incurred a loss of $817,585 and has an accumulated deficit of $1,626,148 at September 30, 2003.

         The Company expects its new product line sales to fund long-term operations and will be actively marketing its products during the remainder of 2003. Management believes marketing and operating expenses will be financed in the short-term through proceeds of a private placement completed in April 2003 in the amount of $350,000 (Note 4). During the nine months ended September 30, 2003, the Company also reduced its labor force and closed its Vancouver, British Columbia, office in an effort to further reduce its operating and general and administrative expenses.

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

  September 30, 2003 and 2002
  ------------------------------------------------------------------------------


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

  ------------------------------------------------------------------------------


  2.     Stock Option Compensation

         The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Compensation expense charged to operations was $Nil for the nine-month periods ended September 30, 2003 and 2002.

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

         Had compensation expense on unvested options granted in prior years to employees and directors been determined based on the fair value at the grant dates, as described in the SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                                                                                 Three months          Nine months
                                                                                        ended                ended
                                                                                 September 30         September 30
                                                                                         2003                 2003
                                                                          -- ----------------- -- -----------------
             Net loss, as reported                                        $         (368,271)  $         (817,585)
             Deduct total stock-based employee compensation
               under fair based methods for all awards                                (8,177)             (24,531)
                                                                          -- ----------------- -- -----------------

             Pro-forma net loss                                           $         (376,448)  $         (842,116)
                                                                          ==================== ====================
             Loss per common share - basic and diluted
               - As reported                                              $            (0.05)  $            (0.11)
               - Pro-forma                                                $            (0.05)  $            (0.11)

         The fair value of each option granted is estimated on the date of grant (in 2002) using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free rate of 3.2%, and (4) expected life of 1.13 years.

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

  September 30, 2003 and 2002
  ------------------------------------------------------------------------------


  2.     Stock Option Compensation - Continued

         Included  in general and  administrative  expenses  for the  nine-month
         period   ended   September   30,  2002  is  $221,100  in  stock  option
         compensation for options granted to consultants in 2002.

  ------------------------------------------------------------------------------


  3.     Note Receivable

         In May 2002, the Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note's maturity date. The Company has accrued a receivable for interest income, due under the terms of the promissory note, in the amount of $39,000 at September 30, 2003 (December 31, 2002 - $21,206).
         At April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding the recoverability of the note receivable, the Company has decided to write off the amount of the note receivable and accrued interest outstanding at March 31, 2003 and fully reserve all additional accruals of interest. Any subsequent recovery will be recorded in the period it occurs.

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

         (b) On September 30, 2003 and December 31, 2002, the Company had outstanding notes receivable from two executive officers resulting from previous exercises of stock options aggregating to $375,000. The notes receivable are unsecured, non-interest-bearing and were to be paid from the proceeds from the sale of stock acquired through the exercise of stock options, but no later than April 1, 2003. On May 1, 2003, the Company reached agreement with the noteholders to redeem for cancellation 280,000 shares of common stock owned by the executive officers in full settlement of the outstanding balance. The fair value of the common shares redeemed was $385,560, based on the quoted market price of the Company's common stock on the agreement date. No gain or loss was recognized on the transaction.

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

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

  September 30, 2003 and 2002
  ------------------------------------------------------------------------------



  5.     Stock Option Plans - Continued

         Activity under the 2000 Plan is summarized as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                                      Options              Exercise
                                                                                  Outstanding                 Price
                                                                            -- --------------- --- -----------------
         Balance, January 1, 2002                                                     700,000  $               0.78

         Options cancelled                                                          (100,000)  $               1.45
         Options granted                                                              100,000  $               1.30
         Options exercised                                                          (230,000)  $               0.50
                                                                            -- --------------- --- -----------------

         Balance, December 31, 2002                                                   470,000  $               0.88

         Options cancelled                                                           (80,000)  $               1.03
                                                                            -- --------------- --- -----------------

         Balance, September 30, 2003                                                  390,000  $               0.85
                                                                            ================== =====================


         During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the 2002 Plan) reserving an additional 1,750,000 common shares for employees and directors.

         Activity under the 2002 Plan is summarized as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                                      Options              Exercise
                                                                                  Outstanding                 Price
                                                                            -- --------------- --- -----------------

         Balance, January 1, 2002                                                           -  $                  -

         Options granted                                                              330,000  $               0.80
         Options exercised                                                           (85,000)  $               1.49
                                                                            -- --------------- --- -----------------

         Balance, December 31, 2002 and
           September 30, 2003                                                         245,000  $               0.57
                                                                            ================== ====================


         The following table summarizes information concerning outstanding and exercisable common stock options under the 2000 and 2002 Plans at September 30, 2003:

                                    Weighted
                                     Average
                                                  Remaining           Weighted         Number of            Weighted
                Range of       Number of        Contractual            Average           Options             Average
                Exercise         Options               Life           Exercise         Currently            Exercise
                  Prices     Outstanding        (in Months)              Price       Exercisable               Price
        ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

           $0.50 - $0.60         480,000                 96   $           0.55           480,000   $            0.55
           $1.30 - $1.45         155,000                105   $           1.33            70,000   $            1.38
        ----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                                 635,000                                                 550,000
                          ===============                                       =================

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

  September 30, 2003 and 2002
  ------------------------------------------------------------------------------



  6.     Sales Activity

         During the nine months ended September 30, 2002, the Company had one sale for $225,000, which was 53.6% of the total revenues for the nine months ended September 30, 2002. During the three months ended September 30, 2003 the Company had no sales activity.

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

  ------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

  September 30, 2003 and 2002
  ------------------------------------------------------------------------------


  9.     Comparative Amounts

         Certain comparative figures have been reclassified to conform with the current period's presentation.

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

OVERVIEW

We are a provider of Knowledge Worker Automation software. Knowledge Worker Automation (KWA) software is designed to allow enterprises to improve the efficiency of knowledge workers. The KWA software we have produced consists of web-based software tools. These tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting, and conduct data synchronization.

We released our proprietary software to the general public at the end of June 2003 (the software is called "Relata") in beta form. We have not begun actively marketing the software yet. We have not derived any revenue to date from our proprietary products. We no longer have an active sales staff, although we expect to rebuild our sales staff when we find suitable personnel for these positions.

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

In 2001 and 2002, when we employed an open source business model, substantially all of our revenues related to the provision of databases to our customers with a small portion of our revenue relating to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its shareholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. Although we are no longer supporting our open source software, we plan to continue offering database and technical services in connection with our proprietary software.

Stratabase was incorporated under the laws of the State of Nevada on November 18, 1998, and commenced operations in January 1999. Our offices are located at 34595 3rd Avenue, Suite 101, Abbotsford, British Columbia, Canada, V2S 8B7. Our telephone number is (604) 504-5811.

RESULTS OF OPERATIONS

During the three months ended September 30, 2003, we incurred a net loss of $368,271 compared to a net loss of $321,428 for the comparative period in 2002. For the nine-month periods ended September 30, 2003 and September 30, 2002, we incurred a net loss of $817,585 and $550,784, respectively. Our year to date net loss for 2003 has increased substantially over 2002 due to the change in our business such that only minimal revenue has been recognized to date in 2003 whereas $419,535 was recognized in 2002. Also included in the loss for the nine months ended September 30, 2003 is a $177,500 provision for impairment against amounts lent (and unpaid interest) to Advanced Cell Technology ("ACT"). Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software.

REVENUES

We had no revenues for the quarter ended September 30, 2003 and $5,000 for the nine-month period then ended, compared to revenues of $70,503 for the quarter ended September 30, 2002 and $419,535 for the nine-month period then ended. We have not been actively marketing our database services due to lack of qualified sales personnel. We have only recently released our proprietary software to the general public. We have not derived any revenue to date from our proprietary products.

COST OF REVENUE

There was no cost of revenue for the quarter ended September 30, 2003 and $986 for our only sale in the first nine months of 2003 as compared to $73,508 for the quarter ended September 30, 2002 and $257,912 for the nine months then ended when there was sales activity. In the prior year period, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses. Since we did not generate any revenues during the previous three-month period, there were no costs of revenue for the quarter.

RESEARCH AND DEVELOPMENT EXPENSES

During the quarter ended September 30, 2003, we incurred $29,251 in research and development costs pertaining to the development of our new proprietary software, as compared to $54,959 for the quarter ended September 30, 2002. For the nine months ended September, 2003, research and development costs totaled $92,239, as compared to $109,543 for the similar quarter in 2002. Research and development commenced in the second quarter of 2002 in contemplation of developing proprietary software for future sale. Such costs in 2003 substantially consist of salaries and wages for our development staff, which are down over the comparative period in 2002 due to reductions in our staff allowing us to better manage our cash flow.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended September 30, 2003 and 2002, were $159,686 and $279,667, respectively. The decline in G&A expenses from 2002 to 2003 is largely attributable to $151,800 of stock option compensation being recorded in 2002 for options granted in 2002 whereas no stock options were granted in 2003. Additionally, due to the change of sales focus that resulted in a sharp decline in revenues in 2003 to date, we have reduced general monthly overhead in order to preserve cash.

General and Administrative (G&A) expenses for the nine-month periods ended September 30, 2003 and 2002, were $560,035 and $625,874, respectively. The $221,100 of stock option compensation recorded in the second and third quarters of 2002 with no such corresponding expense in 2003 (discussed above) was largely the reason for the increase. This is partially offset by increases in certain
2003 G&A expenses including professional fees associated with the year-end 10-KSB preparation, compliance with Sarbanes-Oxley Act rules and the preparation of our S-4 Registration Statement regarding our company's continuation into Canada. Included in the $560,035 for 2003 was $237,057 of amortization and depreciation.

INTEREST AND OTHER INCOME

Interest and other income changed from $23,010 for the nine months ended September 30, 2002 to $8,175 for the nine months ended September 30, 2003. Amounts for both 2002 and 2003 largely reflect the interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. Our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in the first quarter a provision for impairment of this loan in the amount of $177,500. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum; however, subsequent to March 31, 2003 we are no longer recognizing interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

INCOME TAXES

 There were no income tax expenses recorded in the nine months ended September 30, 2003 and 2002. The $30,000 provision recognized in the first quarter of 2002 was reversed in the second quarter of 2002 when it became apparent that we would not be subject to income taxes in the year due to the existence of losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had $58,289 in cash and cash equivalents, a decrease of $75,805 since December 31, 2002. The decrease in cash is substantially due to continued operating losses, partially offset by the $350,000 private placement we completed in April 2003. Losses from operations are expected to continue in the future as we shift our revenue model to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided the vendor, in the normal course of business, has satisfied all necessary conditions for payment.

Net cash used in operating activities during the nine months ended September 30, 2003 was 417,072 compared to $998,692 during the nine months ended September 30, 2002. Included in our 2003 loss of $817,585 was $237,057 of amortization relating to our investment in acquired databases and domain names and other property and equipment. Although we incurred a smaller loss in 2002 ($550,784), we generated much larger negative cash flow from operations due to a substantial reduction in accounts payable in 2002 ($851,223) for amounts outstanding at December 31, 2001.

Investing activities for 2003 were negligible being only $2,243 in respect of the acquisition of miscellaneous domain names and computer equipment. During the nine months ended September 30, 2002, we purchased databases and domain names totaling $154,630. We further entered into a loan agreement with ACT whereby we would loan them $150,000 at 20% interest per annum repayable in 2003. In the first quarter of 2003 we recognized a provision for impairment of this loan in the amount of $177,500. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum.

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

Going Concern Consideration

Our activities historically have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at September 30, 2003 we had $58,289 in cash and after $36,782 of liabilities and certain other current assets had $94,940 in working capital. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that Stratabase may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern.

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


NEW ACCOUNTING PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of these new standards is not expected to have a material effect on our financial statements.

Item 3.  Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer completed his evaluation.


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

Date:   November 14, 2003          By:   /s/ Trevor Newton
                                         ---------------------------
                                         Trevor Newton
                                         Chairman, President, Chief Executive
                                         Officer, Secretary and Treasurer