Form 10QSB/A
period 2003-03-31
STRATABASE
filed 2004-02-24
CIK 1092197

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


                 34595 3rd Ave., Abbotsford B.C. V2S 8B7, Canada
               (Address of principal executive offices) (Zip Code)

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

Common Stock, $0.001 par value, 9,914,972 shares outstanding as of February 19, 2004.

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

  Financial Statements

       Balance Sheets

       Statements of Operations and Comprehensive Income (Loss)

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements

----------------------------------------------------------------------------------------------------------------
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
----------------------------------------------------------------------- -- ------------------ -- ----------------

Liabilities and Stockholders' Equity

Liabilities

Current
     Accounts payable                                                   $             51,690  $           59,521
     Accrued liabilities                                                              43,477               6,934
                                                                        -- ------------------ -- ----------------

          Total liabilities                                                           95,167              66,455
                                                                        -- ------------------ -- ----------------

Stockholders' Equity
     Preferred stock, $0.001 par value, 1,000,000 shares
         Authorized and unissued                                                           -                   -
     Common stock, $0.001 par value, 25,000,000 shares
            authorized and 8,033,372 shares issued
            at March 31, 2003 and December 31, 2002                                    8,034               8,034
     Additional paid-in capital                                                    2,103,371           2,103,371
     Accumulated deficit                                                         (1,229,718)           (808,563)
     Related party notes receivable (Note 4)                                       (375,000)           (375,000)
     Accumulated comprehensive loss                                                  (9,992)            (11,259)
                                                                        -- ------------------ -- ----------------

          Total stockholders' equity                                                 496,695             916,583
                                                                        -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                              $            591,862  $          983,038
----------------------------------------------------------------------- -- ------------------ -- ----------------


See the accompanying notes to the financial statements.

------------------------------------------------------------------------------------------------------------------

                                                                                                       Stratabase
                                                         Statements of Operations and Comprehensive Income (Loss)
                                                                                                       (Unaudited)
For the three-month periods ended March 31                                             2003                  2002
------------------------------------------------------------------------- ------------------ --- -----------------
Revenue                                                                $              5,000   $           280,061
                                                                       -- ------------------ --- -----------------

Cost of revenue
     Direct marketing                                                                     -                25,569
     Hardware cost of sales                                                               -                 2,995
     Commissions                                                                        986                29,795
     Wages and subcontracting costs                                                       -                28,348
     Internet connectivity                                                                -                 2,103
     Write-down of inventory                                                          1,683                     -
                                                                       -- ------------------ --- -----------------

                                                                                      2,669                88,810
                                                                       -- ------------------ --- -----------------

Gross profit                                                                          2,331               191,251

Research and development                                                             25,643                     -

General and administrative expenses                                                 229,044               108,715
                                                                       -- ------------------ --- -----------------

Income (loss) from operations                                                     (252,356)                82,536

Other income (expense)
     Interest and other income                                                        8,701                 4,022
     Provision for note receivable impairment (Note 3)                            (177,500)                     -
                                                                       -- ------------------ --- -----------------

Net (loss) income before income taxes                                             (421,155)                86,558

Provision for income taxes                                                                -                30,000
                                                                       -- ------------------ --- -----------------

Net income (loss)                                                                 (421,155)                56,558

Other comprehensive income (loss)
     Foreign currency translation adjustments                                         1,267               (1,167)
                                                                       -- ------------------ --- -----------------
Comprehensive income (loss)
                                                                       $          (419,888)   $            55,391
---------------------------------------------------------------------- -- ------------------ --- -----------------

Earnings (loss) per share
     Basic and diluted                                                 $             (0.06)   $              0.01
---------------------------------------------------------------------- -- ------------------ --- -----------------

Weighted average shares outstanding
     - basic                                                                      7,283,372             6,968,372
     - diluted                                                                    7,283,372             7,394,486
---------------------------------------------------------------------- -- ------------------ --- -----------------

See the accompanying notes to the financial statements.

------------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

COST OF REVENUE

Costs of revenue for the quarters ended March 31, 2003 and 2002, were $2,669 and $88,810, respectively. Included in the 2003 cost of sales is $1,683 in respect to a write down of miscellaneous inventory items to their net realizable value. In the prior year period, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses. However, each of the foregoing costs will increase should we grow.

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

OTHER INCOME (EXPENSES)

Interest and other income increased from $4,022 in 2002 to $8,701 in 2003. The increase is due to a greater interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT"), an arm's length borrower. As explained below, our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who has indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in this quarter a provision for impairment of this loan in the amount of $177,500. . We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum, however, we will no longer recognize interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

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





Date:  February 19, 2004                 By:  /s/ Trevor Newton
                                         -----------------------
                                         Trevor Newton
                                         Chairman, President, Chief Executive
                                         Officer, Secretary and Treasurer