Form 10QSB/A
period 2003-06-30
STRATABASE
filed 2004-02-24
CIK 1092197

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


------------------------------------------------------------------------------------------------------------------

                                                                                                       Stratabase
                                                                  Statements of Operations and Comprehensive Loss
                                                                                                      (Unaudited)

                                                  For the three-month                   For the six-month
                                                      periods ended                        periods ended
                                                        June 30                              June 30
                                          ------------------------------------- -----------------------------------

                                                       2003               2002             2003               2002
----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------


Revenue                                   $               -  $          68,971  $         5,000  $         349,032
                                          -- --------------- -- --------------- -- ------------- -- ---------------

Cost of revenue
     Direct marketing                                     -             19,689                -             43,218
     Hardware cost of sales                               -             18,370                -             21,365
     Commissions                                          -             30,859              986             60,654
     Wages and subcontracting costs                       -             21,943                -             50,291
     Internet connectivity                                -              4,733                -              6,836
     CRM software                                         -                  -                -              2,040
     Write-down of inventory                              -                  -            1,683                  -
                                          ------------------ -- --------------- -- ------------- -- ---------------

                                                          -             95,594            2,669            184,404
                                          -- --------------- -- --------------- -- ------------- -- ---------------
Gross profit (loss)
                                                          -           (26,623)            2,331            164,628
Research and development
                                                     37,345             54,584           62,988             54,584
General and administrative expenses
 (including Stock option compensation
 of $Nil for the three and six months
 ended June 30, 2003 and $69,300 for
 the three and six months ended
 June 30, 2002)                                     171,302            237,492          400,349            346,207
                                          -- --------------- -- --------------- -- ------------- -- ---------------
Loss from operations
                                                  (208,647)          (318,699)        (461,006)          (236,163)
Other income (expense)
     Interest and other income                          491              2,785            9,192              6,807
     Provision for note receivable                        -                  -        (177,500)                  -
     impairment (Note 3)
                                          -- --------------- -- --------------- -- ------------- -- ---------------
Net loss before income taxes
                                                  (208,156)          (315,914)        (629,314)          (229,356)
Provision for income tax recovery
                                                          -           (30,000)                -                  -
                                          -- --------------- -- --------------- -- ------------- -- ---------------
Net loss for the period
                                                  (208,156)          (285,914)        (629,314)          (229,356)
Other comprehensive loss
     Foreign currency translation
      adjustments                                   (7,382)            (1,465)          (6,115)            (2,632)
                                          -- --------------- -- --------------- -- ------------- -- ---------------
Comprehensive loss
                                          $       (215,538)  $       (287,379)  $     (635,429)  $       (231,988)
----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------


Loss per share
- basic and diluted                       $          (0.03)  $          (0.04)  $        (0.08)  $          (0.03)
----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------


Weighted average shares outstanding               7,801,150          7,928,372        7,572,261          7,823,372
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

2. Stock Option Compensation

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Compensation expense charged to operations was $Nil and $69,300 for the six-month periods ended June 30, 2003 and 2002, respectively.

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

COST OF REVENUE

There was no cost of revenue for the quarter ended June 30, 2003 and $2,669 (including a write-down of inventory of $1,683) for our only sale in the first six months of 2003 as compared to $95,594 for the quarter ended June 30, 2002 and $184,404 for the six months then ended when there was sales activity. In the prior year period, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses. Since we did not generate any revenues during the previous three-month period, there were no costs of revenue for the quarter.

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

OTHER INCOME (EXPENSES)

Interest and other income changed from $6,807 for the six months ended June 30, 2002 to $9,192 for the six months ended June 30, 2003. This is a reflection of the interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. As explained below, our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in the first quarter a provision for impairment of this loan in the amount of $177,500. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum; however, subsequent to March 31, 2003 we will no longer recognize interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

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