Form 10QSB/A
period 2003-09-30
STRATABASE
filed 2004-02-24
CIK 1092197

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

Common Stock, $0.001 par value,9,914,972 shares outstanding as of February 19, 2004.

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

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to the Financial Statements

-----------------------------------------------------------------------------------------------------------------

                                                                                                      Stratabase
                                                                                                  Balance Sheets

                                                                                September 30         December 31
                                                                                        2003                2002
----------------------------------------------------------------------- --------------------- -------------------
                                                                                  (Unaudited)
Assets
Current
     Cash                                                               $             58,289  $          134,093
     Receivables (net of allowance for doubtful accounts of
       $11,247 and $3,500)                                                             2,636              19,939
     Note receivable, including accrued interest (Note 3)                                  -             171,206
     Inventory                                                                         7,953              28,450
     Income taxes refundable                                                          62,844              62,844
     Prepaid expenses                                                                      -               2,603
                                                                        -- ------------------ -- ----------------

          Total current assets                                                       131,722             419,135
Office equipment, net                                                                 43,001              44,989
Databases and domain names (net of accumulated
  amortization of $562,501 and $347,140)                                             304,567             518,914
                                                                        -- ------------------ -- ----------------

Total Assets                                                            $            479,290  $          983,038
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

------------------------------------------------------------------------------------------------------------------

                                                                                                       Stratabase
                                                                  Statements of Operations and Comprehensive Loss
                                                                                                       (Unaudited)

                                                  For the three-month                   For the nine-month
                                                      periods ended                        periods ended
                                                      September 30                         September 30
                                          ------------------------------------- -----------------------------------

                                                       2003               2002             2003               2002
----------------------------------------- -- --------------- -- --------------- -- ------------- -- ---------------
Revenue                                   $               -  $          70,503  $         5,000  $         419,535
                                          -- --------------- -- --------------- -- ------------- -- ---------------

Cost of revenue
     Direct marketing                                     -             16,297                -             59,515
     Hardware cost of sales                               -              4,508                -             25,873
     Commissions                                          -             28,722              986             89,376
     Wages and subcontracting costs                       -             21,023                -             71,314
     Internet connectivity                                -              2,839                -              9,675
     CRM software                                         -                119                -              2,159
     Write-down of inventory                              -                  -            1,683
                                          ------------------ -- --------------- -- ------------- -- ---------------

                                                          -             73,508            2,669            257,912
                                          -- --------------- -- --------------- -- ------------- -- ---------------

Gross profit (loss)                                       -            (3,005)            2,331            161,623

Research and development                             29,251             54,959           92,239            109,543

General and administrative expenses
 (including Stock option compensation
 of $Nil for the Three and nine months
 ended  September 30, 2003, $151,800 for
 the three months ended September 30, 2002
 and $221,100 for the nine months ended
 September 30, 2002)                               159,686            279,667          560,035            625,874
                                          -- --------------- -- --------------- -- ------------- -- ---------------

Loss from operations                              (188,937)          (337,631)        (649,943)          (573,794)

Other income (expense)
     Interest and other income                      (1,834)             16,203            9,858             23,010
     Provision for note receivable
      impairment (Note 3)                         (177,500)                  -        (177,500)                  -
                                          -- --------------- -- --------------- -- ------------- -- ---------------

Net loss for the period                           (368,271)          (321,428)        (817,585)          (550,784)

Other comprehensive loss
     Foreign currency translation
      adjustments                                     (375)              (365)          (6,490)            (2,997)
                                          -- --------------- -- --------------- -- ------------- -- ---------------

Comprehensive loss                        $       (368,646)  $       (321,793)  $     (824,075)  $       (553,781)
===================================================================================================================


Loss per share
- basic and diluted                       $          (0.05)  $          (0.04)  $        (0.11)  $          (0.07)
===================================================================================================================


Weighted average shares outstanding               7,953,372          8,033,372        7,701,166          7,893,372
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

September 30, 2003 and 2002

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

September 30, 2003 and 2002

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

2. Stock Option Compensation

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. Compensation expense charged to operations was $Nil and $221,100 for the nine-month periods ended September 30, 2003 and 2002, respectively.

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

September 30, 2003 and 2002

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

September 30, 2003 and 2002

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
                  ===============                                       =================

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

September 30, 2003 and 2002

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                                                      Stratabase
                                               Notes to the Financial Statements
                                                                     (Unaudited)

September 30, 2003 and 2002

--------------------------------------------------------------------------------

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

COST OF REVENUE

There was no cost of revenue for the quarter ended September 30, 2003 and $2,669 (including an inventory write-down in 2003 of $1,683) for our only sale in the first nine months of 2003 as compared to $73,508 for the quarter ended September 30, 2002 and $257,912 for the nine months then ended when there was sales activity. In the prior year period, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses. Since we did not generate any revenues during the previous three-month period, there were no costs of revenue for the quarter.

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

INTEREST AND OTHER INCOME

Interest and other income changed from $23,010 for the nine months ended September 30, 2002 to $9,858 for the nine months ended September 30, 2003. Amounts for both 2002 and 2003 largely reflect the interest rate being earned on interest-bearing investments in 2003 consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. Our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in the first quarter a provision for impairment of this loan in the amount of $177,500. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum; however, subsequent to March 31, 2003 we are no longer recognizing interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

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