Form 10KSB
period 2003-12-31
STRATABASE
filed 2004-03-30
CIK 1092197

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003          Commission File Number:  333-85011

                                   STRATABASE
                 (Name of small business issuer in its charter)

            Nevada                                       88-0414964
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $5,000.

     Based on the closing sales price of the Common Stock on March 26, 2004, the aggregate market value of the voting stock of registrant held by non-affiliates was $2,510,197.

     The registrant has one class of Common Stock with 9,914,972 shares outstanding as of March 26, 2004.

                    Documents Incorporated By Reference: None

     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X].

                                   STRATABASE
                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I
     Item 1.      Description of Business....................................................................
     Item 2.      Description of Property....................................................................
     Item 3.      Legal Proceedings..........................................................................
     Item 4.      Submission of Matters to a Vote of Security Holders........................................

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters ..................................
     Item 6.      Management's Discussion and Analysis or Plan of Operation..................................
     Item 7.      Financial Statements.......................................................................
     Item 8.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................................
     Item 8A.     Controls and Procedures....................................................................

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16(a) of the Exchange Act.....................................................
     Item 10.     Executive Compensation.....................................................................
     Item 11.     Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters............................................
     Item 12.     Certain Relationships and Related Transactions.............................................
     Item 13.     Exhibits and Reports on Form 8-K...........................................................
     Item 14.     Principal Accountant Fees and Services.....................................................

SIGNATURES

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Stratabase (the "Company" or "we" or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the inability of the Company's products to attain broad market acceptance; (ii) inability of the Company to complete its product development ;
(iii) the impact of competitive products and pricing; (iv) delays in shipping the Company's new products as a result of manufacturing delays; (v) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; (vi) the Company's ability to expand its sales and marketing programs; (vii) inability to protect our intellectual property and other proprietary rights; (viii) dependence on key personnel; (ix) the availability, terms and deployment of capital; and (x) general economic and business conditions

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

                                     PART I

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

Specifically, in 2001 and 2002, when we employed this open source business model, 89% and 91%, respectively, of our revenues related to the provision of databases to our customers and 11% and 9%, respectively, related to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its shareholders. Therefore the decision was made by management to alter Stratabase's business model to focus on proprietary software. We are therefore no longer supporting open source code software. We have not yet begun selling our proprietary software. We released the first phase of our proprietary software (the software is called "Resync") in the last quarter of 2002, but we are offering it as a free trial version for now in order to judge consumer interest. We do not know whether we will be able to generate any revenue from Resync. Currently, we are beta-testing the second phase of our proprietary software (the software is called "Relata"). Approximately 2,500 users have already signed up for a free trial use of Relata. We have not derived any revenue to date from our proprietary products. Although we intend to generate sales of Relata by using direct mail advertising and the Internet this year, there is no assurance that we will be successful. With the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions.

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

Core Products and Services

We have not yet begun selling our proprietary software. However we did release the first phase of our proprietary software (the software is called "Resync") in Q4 2002, but we are offering it as a free trial version for now in order to judge consumer interest. We do not know whether we will be able to generate any revenue from Resync. We are currently beta-testing the second phase of our proprietary software (the software is called "Relata"). Although we plan to offer it as a hosted solution, and charge users on a monthly basis for access to it, we do not know whether we will be able to generate any revenue from this product. It is the current intention of management to finish the beta testing of Relata and begin marketing the product in 2004. We also do not know if our direct mail and Internet advertising of Relata will successfully generate any sales. We have not derived any revenue to date from our proprietary products.

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

Employees

As of December 31, 2003, we had 3 full-time employees, including Mr. Trevor Newton, Chairman of the Board, President, Secretary, Treasurer and CEO. Mr. Newton supervises the company's operations. It is anticipated that we will need to add additional managerial, technical and administrative staff in the future in order to realize our business objectives. We currently utilize 2 software programmers and outsource to outside software contractors on an as-needed basis.

Our equipment and primary agreements

We leased a Bandwidth/Connectivity (fiber optic line) from Telus Corp. in British Columbia. It was the subject of a three-year agreement which commenced on February 1, 2001, and called for a monthly fee of CDN $1,000. The lease terminated December 31, 2003 and the Company currently has a monthly agreement for high-speed, cable internet access.

Additionally, we pay an annual premium of approximately $1,500 for a one year term comprehensive general liability insurance policy with the following coverages: (i) general liability - $1,400,000; (ii) database - $150,000; (iii) hardware - $125,000; and (iv) Flood/Earthquake - $185,000. (Figures are converted from Canadian dollars).

Factors that May Affect Future Results

Significant losses in 2003 and 2002 raise substantial doubt about our ability to continue as a going concern.

For the years ended December 31, 2003 and 2002, we incurred net losses of $1,027,276 and $914,645, respectively. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that Stratabase may be unable to continue operations in the future as a going concern. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our 2003 financial statements. Our plans to deal with this uncertainty include further limited reductions in expenditures and raising additional capital. There can be no assurance that management's plans to reduce expenditures, or raise capital can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern. If we cannot continue as a viable entity, our company may cease operations and our shareholders may lose some or all of their investment in Stratabase.

If we do not grow by generating sales of our products and services, we will never be able to achieve profitability.

For the year ended December 31, 2003 we had a net loss of $1,027,276. We anticipate losses from operations to continue as we continue to develop and market our new products. We may not be able to generate sufficient revenues from our new products to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

However, if we grow, develop and increase the size of our business, the demands on our operational systems will also increase. We will be required to further develop our operational and financial systems and managerial controls and procedures. We will also then need to expand, train and manage a larger team of staff. We do not currently have the resources for this type of expansion and may not be successful in our expansion efforts. Accordingly, we may limit or even entirely negate our chances to be profitable if we do not grow or if we cannot manage our growth.

Although we initially experienced rapid growth, now that we have revised our business model it is possible we will not experience any further growth.

Since January 1, 2000 we have experienced a period of development which has placed, and continues to place, demands on our resources. As of December 31, 2000, we had $1,313,579 in revenues. This number grew to $2,360,452 for the year ended December 31, 2001, an increase of approximately 80%. Although we experienced substantial revenue growth during 2000 and 2001, we came to believe that the specific open-source software business model we were using would not result in substantial continued growth past that point. Therefore it was decided by management to change our business model to focus instead on proprietary software. This change will continue to place further demands on our operational and financial resources.

We may not be able to install and implement adequate operational and financial systems, procedures and controls in an efficient and timely manner, and our current or planned systems, procedures and controls may not be adequate to support our future operations. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. If we are unable to sell our proprietary software services and generate profitability, we may not be able to continue as a viable business entity.

Our chances of success will be diminished if we lose the services of our officers or if potential conflicts of interest between our business and our officers are not resolved in our favor.

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

Since our expenses are paid for in Canadian dollars, an unfavorable currency exchange rate would increase our net loss or decrease our net income.

Our operations are located in Canada. Accordingly, the majority of our expenses are paid in Canadian dollars. We anticipate that most of our revenues will be received in US dollars. Accordingly, if the value of the Canadian dollar relative to the US dollar increases, then this could have a negative adverse effect on our financial condition and results of operations.

Our software may contain defects that may harm our reputation, be costly to correct, delay revenue and expose us to litigation.

Despite testing by us and our customers, errors may be found in our software after commencement of distribution. If errors are discovered, we may not be able to successfully correct them in a timely manner or at all. Errors and failures in our software could result in a loss of, or delay in, market acceptance of our software and the associated services that we sell to our customers and could damage our reputation and our ability to convince users of the benefits of our software. In addition, we may need to make significant expenditures of capital resources in order to eliminate errors and failures. If our software fails, our customers' systems may fail and they may assert claims for substantial damages against us. In addition, our insurance policies may not adequately limit our exposure with respect to this type of claim. A software liability claim, even if unsuccessful, could be costly and time consuming. Claims related to the occurrence or discovery of these types of errors or failures could result in a decrease in sales and an increase in costs to remedy the failures in our software.

We may be sued as a result of information retrieved from our Web site.

On our Website we publish corporate information, sales material, software downloads, limited general industry information, investor relations material and technical support information. We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be subjected to claims based on content that is accessible from our website through links to other websites. Our insurance may not adequately protect us against these types of claims. Any lawsuit against us would result in a diversion of our resources from focusing on implementing our business plan.

Our securities are referred to as "penny stocks" which are not perceived favorably in the market place.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our securities are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must:

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

Risks Relating to our Strategy and our Industry

Since we face intense competition from other software and service suppliers, and new competitors may enter our markets easily, we may not be able to overcome the competition.

The market for Knowledge Worker Automation software, which includes Enterprise and Customer Relationship Management software and services, is new, rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. We estimate that there are currently over 5,000 private and public suppliers of Enterprise and Customer Relationship Management software solutions worldwide and expect this number to grow. In addition, there are a number of companies with large customer bases and greater financial resources and name recognition, such as Oracle and Microsoft, which have increased their presence in the market for Enterprise and Customer Relationship Management software systems and services. These companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to their customers than we can.

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

 If we do not succeed in the marketing of our products and services, we may not generate a sufficient amount of sales to ever generate profits.

We cannot be certain that customers will want to purchase our products or engage our services. We also cannot be certain that we can attract or retain a sufficient number of the highly qualified services personnel that the expansion of our business will need. In addition, this change in our business model has required, and will continue to require, significant additional expenses and development, financial and operational resources. These additional resources will place further demands on our financial and operational resources and may make it more difficult for us to achieve and maintain profitability.

We may enter into business combinations and strategic alliances which will present us with additional challenges.

We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. Any such transactions may create risks such as:

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

Our inability to address these risks could result in not generating sufficient revenue to achieve profitability.

Competition for skilled technical personnel in our industry is intense and our business could suffer if we cannot retain our employees or attract new ones.

Our future performance also depends upon our ability to attract and retain highly qualified programming, technical, marketing and managerial personnel. There is intense competition for skilled personnel, particularly in the field of software engineering. If we do not succeed in retaining our personnel or in attracting new employees, our business could suffer significantly.

In order to keep up with technological advances, we may have to incur additional costs to modify our services or infrastructure.

Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions and changing customer demands. To be successful, we must adapt to a rapidly evolving market by continually enhancing our infrastructure, content, information and services to fulfill our users' needs. We could incur additional costs if it becomes necessary to modify services or infrastructure in order to adapt to these or other changes affecting providers of Internet services. If we have to incur such additional costs, or if we cannot adapt to changes in the marketplace, our operating results will be directly adversely affected.

If we do not improve our sales force, we may not generate revenues or become profitable.

Since eliminating our second office we have lost the services of our two salespeople. Currently we do not have any dedicated fulltime salespeople and are looking to find suitable replacements. We do not have current relationships with outside sales personnel or distributors. In order to grow, we must develop an effective sales capability. Our ability to do so successfully involves a number of factors. They include the competition in hiring and retaining suitable personnel, our ability to integrate and motivate personnel and the length of time it takes for new personnel to become effective. While we intend to market our products and services via direct mail advertising and the Internet, there is no assurance that these marketing efforts will be successful. Our failure to develop and maintain an effective sales infrastructure would have a negative effect upon our business prospects as we will not be able to generate a sufficient amount of sales.

Risks Relating to the Continuance

We may owe additional U.S. taxes as a result of the conversion if our conclusions relating to the value of our assets are incorrect.

For U.S. tax purposes, on the date of conversion, we will be treated as though we sold all of our property and received the fair market value for those properties. We will be taxed on any income or gain realized on that "sale." If the fair market value of our assets is greater than our tax basis in our assets, we will have taxable gain on the deemed "sale".

We reviewed our assets, liabilities and paid-up capital and the extent of our losses carried forward and believe that we will not owe any U.S. federal income taxes as a result of the conversion/continuance. Accordingly, we believe that no U.S. taxes will be owed as a result of the proposed conversion. It is possible that the facts on which we based our assumptions and conclusions could change before the conversion/continuance is completed. In particular, our determination of fair market value was based upon a valuation of our assets and liabilities as of September 30, 2002. The value was determined based upon the cash flows projected to be generated by our intangible assets, discounted at a rate representative of an appropriate rate of return for an alternative investment of equivalent risk. This discount rate was estimated to be 25%. Underlying the valuation were key estimates of management's projections of revenue and expenses for a six-year period which were based upon on further estimates and assumptions surrounding our cost structure, development of technology and continued market acceptance of our database products and pricing.

There are other valuation methodologies which, if employed, could yield a higher fair market value for our assets which would result in a larger taxable gain. One such method is the "market capitalization method" where the implied value of our net assets is equal to the number of our common shares outstanding multiplied by the quoted market price of our common stock on the OTC Bulletin Board on the transaction date. Had the market capitalization method been applied, the valuation of our assets would be substantially higher (as much as $9.6 million higher as of the September 30, 2002 valuation date) than the value determined using the discounted cash flow method and would yield significant taxable capital gains and taxes owing as a result of the continuance. Management assessed the two methods, but does not consider the "market capitalization method" an appropriate reflection of the value of our company as a whole. Our Company's common stock is quoted on the OTC Bulletin Board, has a small public float and is relatively thinly traded. Because of these factors, we consider the quoted market price of our stock to be an unreliable measure of the fair value of our net assets and accordingly sought a more appropriate measure of value.

The valuation may be challenged by the Internal Revenue Service ("IRS"). Should the IRS disagree with the valuation methodology we used or any of our assumptions, they could reassess the deemed proceeds on the continuance to a higher amount. We may not have tax losses carried forward from prior years sufficient to cover any adjustments to the taxable gain required upon assessment by federal tax authorities. Should our losses be insufficient, the tax liability to our company could be significant and we may not have the available cash at that time to settle the liability owing. Should we be unable to settle any such liability, we may have to cease operations in which case our stockholders would likely lose their investment in our company.

Management believed the methodology, estimates and assumptions were not only reasonable but the most appropriate in the circumstances. Hence, we did not apply to the federal tax authorities (the Internal Revenue Service in the United States and the Canada Customs and Revenue Agency in Canada) for a ruling on this matter and do not intend to do so. We have also made certain other assumptions regarding the tax treatment of this transaction in order to reach our conclusions and it may be possible for some of these assumptions to be interpreted in a different manner which would be less favorable to us. You should understand that it is possible that the federal tax authorities will not accept our valuations or positions and claim that we owe taxes as a result of this transaction.

The stock price of our common shares may be volatile. In addition, demand in the United States for our shares may be decreased by the change in domicile.

The market price of our common shares may be subject to significant fluctuations in response to variations in results of operations and other factors.
Developments affecting the software industry generally, including general economic conditions and government regulation, could also have a significant impact on the market price for our shares. In addition, the stock market has experienced a high level of price and volume volatility. Market prices for the stock of many similar companies have experienced wide fluctuations which have not necessarily been related to the operating performance of such companies. These broad market fluctuations, which are beyond the control of Stratabase, could have a material adverse effect on the market price of our shares.

We cannot predict what effect, if any, the conversion will have on the market price prevailing from time to time or the liquidity of our common shares. The change in domicile may decrease the demand for our shares in the United States. The decrease may not be offset by increased demand for Stratabase's shares in Canada.

Item 2.  Description of Property.

We do not own any real property. Our offices are approximately 2,000 square feet located at 34595 3rd Avenue, #101, Abbotsford, B.C., V2S.8B7, Canada. The office is leased for a two-year lease that commenced on February 1, 2001. The lease was renewed for an additional twelve month period and, upon expiry in 2004, continues on a month-to-month basis. The monthly rent is approximately $1,500. We believe that the facilities will be adequate for the foreseeable future. All costs described in this section are stated in U.S. dollars as converted from Canadian dollars. Accordingly, the costs may vary to some degree with the currency exchange rate.

Item 3.  Legal Proceedings.

We are not involved in any pending litigation, nor are we aware of any pending or contemplated proceedings against us. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In July 2000 our common stock began trading on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "SBSF.OB". The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2003 and 2002, respectively:

Calendar Year                                         High Bid           Low Bid

2003:

First quarter                                            $1.65             $1.20
Second quarter                                           $1.55             $0.61
Third quarter                                            $0.70             $0.23
Fourth quarter                                           $0.45             $0.25


2002:

First quarter                                            $1.59             $1.11
Second quarter                                           $3.37             $1.31
Third quarter                                            $2.88             $1.25
Fourth quarter                                           $2.37             $1.10


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The above quotations were derived from Stockwatch market reports.

The Company estimates that as of March 26, 2004 there were approximately 90 holders of record of the Common Stock.

Our Transfer and Warrant Agent

We have appointed Securities Transfer Corp., with offices at 2591 Dallas Parkway, Suite 102, Frisco, TX 75034, (469) 633-0101, as transfer agent for our shares of common stock and warrants. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common and preferred shares of stock.

Dividend Policy

As of March 26, 2004, there had been no dividends declared on the Company's Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities

On April 7, 2003, the Company sold 200,000 units to an unaffiliated foreign investor, for an aggregate purchase price of $350,000. Each unit consisted of one share of common stock and one warrant. Until April 7, 2005, each warrant is exercisable for one share of common stock at an exercise price of $2.50 per share. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, and did not involve a public offering.

On December 23, 2003, the Company sold a total of 1,961,600 units at $0.26 per unit, or aggregate proceeds of $510,016. The units were purchased by six separate, unaffiliated foreign investors. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The Class A warrants are exercisable on December 23, 2005 for a period of two years at an exercise price of $0.45 per share of common stock and the Class B warrants are exercisable on December 23, 2006 for a period of four years at an exercise price of $0.75. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, and did not involve a public offering.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

OVERVIEW

We are a provider of Knowledge Worker Automation software. We released our proprietary software to the general public at the end of June 2003 (the software is called "Relata") in beta form. We have not begun actively marketing the software yet. We have not derived any revenue to date from our proprietary products. We no longer have an active sales staff, although we expect to rebuild our sales staff when we find the suitable personnel for these positions.

It was originally thought by management that the demand for open source software would increase significantly over time, and that open source software developers would realize significant revenue from associated service contracts. While this has indeed happened over the last four years in the service revenues go to established service contractors such as the likes of IBM, and not to small companies like us. Therefore it was determined by management that we can extract more value from our software by keeping it proprietary, and offering it on a subscription basis as a hosted solution.

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

RESULTS OF OPERATIONS

During the year ended December 31, 2003, we incurred a net loss of $1,027,276 compared to a net loss of $914,645 for the comparative period in 2002. Our net loss for 2003 has increased over 2002 due to the change in our business such that only minimal revenue has been recognized to date in 2003 whereas $430,240 was recognized in 2002. Also included in the loss for the year ended December 31, 2003 is a $171,206 provision for impairment against amounts lent (and unpaid interest) to Advanced Cell Technology ("ACT"). Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software.

REVENUES

Revenues for the year ended December 31, 2003 were $ 5,000, compared to revenues of $430,240 for the year ended December 31, 2002. Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software. Development of our new proprietary software products had taken longer than expected; also, with the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions. We have not derived any revenue to date from our proprietary products.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2003 was $2,669 (including an inventory write-down of $1,683) for our only sale in 2003 as compared to $324,012 for the year ended December 31, 2002 when there was sales activity. In the prior year, significant costs were incurred for programming wages, media costs and renting databases. Over the past year, we have reduced our non-core workforce and closed one of our offices in order to reduce expenses.

RESEARCH AND DEVELOPMENT EXPENSES

During the year ended December 31, 2003, we incurred $154,544 in research and development ("R&D") costs pertaining to the development of our new proprietary software, as compared to $171,500 for the year ended December 31, 2002. Such costs in 2003 substantially consisted of salaries and wages for our development staff. The decrease over the prior year is due to the reduction of our research and development staff. As well, we pay our R&D staff in Canadian dollars which has strengthened against the US dollar during 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the years ended December 31, 2003 and 2002 were $705,888 and $794,939, respectively. The decline in G&A expenses from 2002 to 2003 is largely attributable to $255,750 of stock option compensation being recorded in 2002 for options granted in 2002 whereas no stock options were granted and no stock option compensation recognized in 2003. Additionally, due to the change of sales focus that resulted in a sharp decline in revenues in 2003, we have reduced general monthly overhead in order to preserve cash. This was offset by increases in certain 2003 G&A expenses including professional fees associated with compliance with Sarbanes-Oxley Act rules and the preparation of our S-4 Registration Statement regarding our company's continuation into Canada.

INTEREST AND OTHER INCOME

Interest and other income changed from $31,195 for the year ended December 31, 2002 to $2,031 for the year ended December 31, 2003. Amounts for 2002 largely reflect the interest being earned on interest-bearing investments consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. Our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in 2003 a provision for impairment of this loan in the amount of $171,206. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum; however, subsequent to December 31, 2002 we are no longer recognizing interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

INCOME TAXES

The provision for income tax was $nil for the year ended December 31, 2003, as compared to $85,629 for the previous year. The 2002 provision largely consisted of $90,321 being recognized as tax expense in respect of stock option compensation, the deduction benefit of which was recognized as additional paid-in capital. Additionally, a loss-carryback was claimed in 2002 in the amount of approximately $50,000. This was claimed to recover taxes previously paid and was received during 2003. This recovery was offset by an additional valuation allowance provided against previously recognized deferred tax assets.

During 2003, all deferred tax assets were fully offset by the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had $ 509,180 in cash, an increase of $ 375,087 since December 31, 2002. The increase in cash is substantially due to the $350,000 private placement we completed in April 2003 and the $510,016 private placement completed in December 2003. Losses from operations are expected to continue in the future as we shift our revenue model to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided the vendor, in the normal course of business, has satisfied all necessary conditions for payment.

Net cash used in operating activities during the year ended December 31, 2003 was $472,987 compared to $1,165,026 during the year ended December 31, 2002. Although the net loss in 2003 ($1,027,276) was higher than in 2002 ($914,645, including stock option compensation expense of $255,750), we generated a much smaller negative cash flow from operations due to a substantial reduction in accounts payable in 2002 of $782,423 relating to accounts payable outstanding at January 1, 2002. Additionally, in 2003 we received $62,844 from the carryback of 2002 losses to recover taxes paid prior to 2002.

Investing activities for 2003 were negligible being only $2,242 in respect of the acquisition of miscellaneous domain names and computer equipment. During the year ended December 31, 2002, we purchased databases and domain names totaling $154,761. In 2002 we further entered into a loan agreement with ACT whereby we would loan them $150,000 at 20% interest per annum repayable in April 2003. In 2003 we recognized a provision for impairment of this loan in the amount of $171,206 as discussed above.

During 2003 we received proceeds from financing activities of $860,016 compared to net proceeds of $344,000 in 2002. We will require additional capital to fund operations, take advantage of acquisition opportunities, develop or enhance services, or respond to competitive pressures. As a result of the private issuance on April 7, 2003 of 200,000 shares and 200,000 warrants exercisable until April 7, 2005 at an exercise price of $2.50, we raised $350,000. We raised an additional $510,016 in December 2003 by the issuance of an aggregate of 1,961,600 shares of common stock, 1,961,600 Class A warrants and 1,961,600 Class B warrants; the Class A warrants are exercisable on December 23, 2005 for a period of two years at an exercise price of $0.45 per share of common stock and the Class B warrants are exercisable on December 23, 2006 for a period of four years at an exercise price of $0.75. In 2002, financing activities included the receipt of the proceeds from the exercise of common stock options of $242,000 and payments from related parties of $102,000.

We have no long-term debt. We have reduced our expenses by downsizing staff and closing one of our offices. We believe that our available cash, together with future revenues, will be sufficient to fund our immediate working capital requirements. We further believe that we can generate sufficient liquidity to carry out our operational activities. We have no long-term employment contracts and can reduce our work-force, as necessary, if revenues are not sufficient to support our existing operations or until additional funding can be obtained. Since we currently only have three people employed, any significant further reductions in our work force may directly negatively affect our operations. For example, if we dismiss an engineer, new product development may be delayed.

Notwithstanding, we cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

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

Going Concern Consideration

Our activities historically have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at December 31, 2003 we had $ 509,180 in cash and after $ 64,933 of liabilities and certain other current assets had $ 458,921 in working capital. We estimate that our cash expenditures over the next twelve months to be approximately $40,000 per month. We are in need of additional financing or a strategic arrangement in order to continue our planned activities for the remainder of the current fiscal year. These factors, among others, indicate that Stratabase may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as we have refocused our business model on our proprietary software and it has only recently been released in beta-form and we have generated no revenue from it to date. As a result we have incurred recurring operating losses. Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements: On April 30, 2003, our note receivable from ACT came due and was not repaid. Senior management of ACT has advised us that steps are being taken to settle the outstanding note receivable in full. Management has considered the likelihood of full collection of principal and interest in light of the plans laid out by ACT and has recorded a provision for impairment in its Statement of Operations for the $150,000 principal amount and $21,206 of unpaid interest to December 31, 2002. The Company is pursuing ACT for full collection of the amount outstanding, but at this time the ultimate amount recoverable and the timing is indeterminable. Any subsequent recovery will be recorded in the period it occurs.

We account for impairment of long-lived assets, which include property and equipment, databases and domain names, in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed quarterly or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes may include changes in our business strategies and plans, which occurred during 2002 when we changed our business focus to the development of proprietary software. We are proceeding well toward the completion of our development and expected launch of our new software in 2004. In conducting our impairment analyses, we largely utilized information from independent valuation obtained in connection with our plans to move to Canada. The impairment analysis employed involved assumptions concerning the remaining useful lives of our databases and domain names (the majority being 1-2 years), interest and discount rates, growth projections and other assumptions of future business conditions and estimated proceeds on disposal should we plan to sell the databases and domain names. The assumptions employed were based on our judgment using internal and external data.

We are also reviewing our long-term plans for each of these databases and domain names.

Based on our review, no impairment adjustment is considered necessary at December 31, 2003 and 2002. The estimated useful life of the long-lived assets has been assessed by management and is still appropriate, including the assessment that only one year of useful life remains on the databases.
The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company's financial statements.

CONTRACTUAL OBLIGATIONS

We do not have any material contractual obligations currently outstanding requiring payments over the next five years.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of December 31, 2003 or of the date of this report.

Item 7.     Financial Statements.

            Independent auditors' reports

            Balance Sheets
                        December 31, 2003 and December 31, 2002

            Statements of Operations and Comprehensive Loss for the years ended
                        December 31, 2003 and 2002

            Statements of Changes in Stockholders' Equity for the years ended
                        December 31, 2003 and 2002

            Statements of Cash Flows for the years ended December 31, 2003 and 2002

            Notes to the Financial Statements

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Stratabase

We have audited the accompanying balance sheet of Stratabase, as of December 31, 2002, and the related statements of changes in stockholders' equity, operations and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratabase, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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





/s/ Moss Adams LLP

Portland, Oregon
February 26, 2003

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Stratabase


We have audited the accompanying balance sheet of Stratabase, as of December
31, 2003, and the related statements of changes in stockholders' equity, operations and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratabase as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company experienced a significant reduction in its revenues in 2003 and changed its revenue focus to a new product line with untested revenue potential. Both of these factors resulted in significant losses incurred in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Dunwoody LLP

Vancouver, Canada
February 13, 2004

Stratabase
Balance Sheets
(Expressed in US Dollars)

Assets
                                                                     December 31  December 31
                                                                            2003         2002
------------------------------------------------------------------   -----------    -----------
CURRENT ASSETS
 Cash                                                                $   509,180    $   134,093
 Receivables (net of allowance for doubtful accounts of
     $8,599 (2002-$3,500)                                                  4,551         19,939
 Taxes recoverable                                                          --           62,844
 Prepaid expenses                                                          1,708          2,603
 Inventory                                                                 8,415         28,450
------------------------------------------------------------------   -----------    -----------

          Total current assets                                           523,854        247,929
------------------------------------------------------------------   -----------    -----------
OFFICE EQUIPMENT, at cost
     Computer hardware                                                    96,207         76,499
     Computer software                                                    12,924         12,924
     Office furniture and equipment                                       12,137         12,137
------------------------------------------------------------------   -----------    -----------
                                                                         121,268        101,560
Accumulated depreciation                                                 (84,267)       (56,571)
------------------------------------------------------------------   -----------    -----------
                                                                          37,001         44,989
                                                                                    -----------
OTHER ASSETS
     Note receivable                                                        --          171,206
     Databases and domain names, net                                     243,701        518,914
------------------------------------------------------------------   -----------    -----------
                                                                         243,701        690,120
                                                                                    -----------

Total Assets                                                         $   804,556    $   983,038
==================================================================   ===========    ===========

Liabilities and Stockholders' Equity

CURRENT LIABILITIES

     Accounts payable                                                $    31,943    $    59,521
     Accrued liabilities                                                  32,990          6,934
------------------------------------------------------------------   -----------    -----------

          Total current liabilities                                       64,933         66,455
------------------------------------------------------------------   -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value, 1,000,000 shares,
         authorized and unissued                                            --             --
     Common stock, $0.001 par value, 25,000,000 shares authorized,
         9,914,972 and 8,033,372 shares issued and outstanding
         at December 31, 2003 and 2002 respectively                        9,915          8,033
     Additional paid-in capital                                        2,586,506      2,103,372
     Accumulated deficit                                              (1,835,839)      (808,563)
     Related party notes receivable                                         --         (375,000)
     Accumulated other comprehensive loss                                (20,959)       (11,259)
------------------------------------------------------------------   -----------    -----------

          Total stockholders' equity                                     739,623        916,583
------------------------------------------------------------------   -----------    -----------

Total Liabilities and Stockholders' Equity                           $   804,556    $   983,038
==================================================================   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Stratabase
Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)

                                                                      Year ended December 31,
                                                                    --------------------------

                                                                           2003           2002
                                                                    -----------    -----------

REVENUE                                                             $     5,000    $   430,240
                                                                    -----------    -----------

COST OF REVENUE
          Commissions                                                       986        111,641
          Wages and subcontracting costs                                   --           94,345
          Direct marketing costs                                           --           79,238
          Hardware cost of sales                                           --           26,235
          Internet connectivity                                            --           12,553
          Write-down of inventory                                         1,683           --
                                                                    -----------    -----------
                                                                          2,669        324,012
                                                                    -----------    -----------

           Gross profit                                                   2,331        106,228

RESEARCH AND DEVELOPMENT                                                154,544        171,500
GENERAL AND ADMINISTRATIVE EXPENSES
   (including stock option compensation
    of $Nil (2002 - $255,750)                                           705,888        794,939
                                                                    -----------    -----------

LOSS FROM OPERATIONS                                                   (858,101)      (860,211)

OTHER INCOME (EXPENSES)
          Interest                                                        2,031         31,195
          Provision for note receivable impairment                     (171,206)          --
                                                                    -----------    -----------

NET LOSS BEFORE PROVISION FOR
     INCOME TAXES                                                    (1,027,276)      (829,016)

          Provision for income taxes                                       --          (85,629)
                                                                    -----------    -----------

NET LOSS                                                             (1,027,276)      (914,645)


OTHER COMPREHENSIVE INCOME (LOSS)
          Foreign currency translation adjustments                       (9,700)        (4,178)
-----------------------------------------------------------------   -----------    -----------

COMPREHENSIVE LOSS                                                  $(1,036,976)   $  (918,823)
=================================================================   ===========    ===========

BASIC AND DILUTED LOSS PER
     SHARE OF COMMON STOCK                                          $     (0.13)   $     (0.12)
=================================================================   ===========    ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                                  8,036,037      7,928,372
=================================================================   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                   Stratabase
                  Statements of Changes in Stockholders' Equity
                            (Expressed in US Dollars)

                                                                             Retained         Related    Accumulated
                                                             Additional      Earnings         Party          Other           Total
                                    Common Stock              Paid-in      (Accumulated       Notes    Comprehensive   Stockholders'
                              --------------------------
                                   Shares         Amount      Capital         Deficit)      Receivable       Loss          Equity
---------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE,
  December 31, 2001             7,718,372    $     7,718    $ 1,515,616    $   106,082    $  (477,000)   $   (7,081)   $  1,145,335

Exercise of common stock options
  (April - July 2002)             315,000            315        241,685           --             --             --          242,000

Related-party notes received in exchange
   for common stock options exercised  --             --             --           --          (14,500)          --          (14,500)

Payments on related-party
   notes receivable                    --             --             --           --           116,500          --          116,500

Compensation expense related to common
    stock options granted              --             --        255,750           --             --             --          255,750

U.S. income tax benefits from common
    stock options exercised            --             --         90,321           --             --             --           90,321

Net Loss and Comprehensive
    loss                               --             --            --        (914,645)          --           (4,178)      (918,823)
---------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE,
  December 31, 2002             8,033,372          8,033      2,103,372     (  808,563)      (375,000)       (11,259)       916,583
Repayment of related-party
  notes receivable               (280,000)          (280)      (374,720)          --          375,000           --             --

Private placement common stock
  issuances for cash              200,000            200        349,800           --             --             --          350,000

Private placement common stock
  issuances for cash             1,961,600         1,962        508,054           --             --             --          510,016

Net loss and comprehensive
    loss                              --             --             --      (1,027,276)          --          (9,700)    (1,036,976)
---------------------------   -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance,
  December 31, 2003             9,914,972    $     9,915    $ 2,586,506    $(1,835,839)   $      --      $   (20,959)   $   739,623
===========================   ===========    ===========    ===========    ===========    ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                                                          Stratabase
                                                  Statements of Cash Flows
                                                  (Expressed in US Dollars)

                                                                                       Year ended December 31
                                                                                     2003                  2002
--------------------------------------------------------------------------------   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(1,027,276)   $  (914,645)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                   303,923        281,326
       Deferred income tax expense                                                        --           45,548
       Stock option compensation expense                                                  --          255,750
       U.S income tax benefit from common stock options exercised                         --           90,321
       Provision for note receivable impairment                                        171,206           --
       Write-down of inventory                                                           1,683           --
     Change in assets and liabilities:
         Receivables                                                                    15,388        (16,122)
         Taxes recoverable                                                              62,844        (62,844)
         Prepaid expenses                                                                  895         (2,603)
         Inventory                                                                        (128)        (7,087)
         Accounts payable                                                              (27,578)      (782,423)
         Accrued liabilities                                                            26,056         (1,982)
         Income taxes payable                                                             --          (50,265)
                                                                                   -----------    -----------
            Net cash used in operating activities                                     (472,987)    (1,165,026)
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of databases and domain names                                          (1,014)      (154,761)
     Acquisition of computer and office equipment                                       (1,228)        (1,399)
     Advance on note receivable                                                           --         (150,000)
                                                                                   -----------    -----------
            Net cash used in investing activities                                       (2,242)      (306,160)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments received from related parties                                               --          102,000
     Proceeds from the issuance of common stock                                        860,016           --
     Proceeds received from exercise of common stock options                              --          242,000
                                                                                   -----------    -----------
            Net cash provided by financing activities                                  860,016        344,000
                                                                                   -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (9,700)        (4,178)
                                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                        375,087     (1,131,364)
CASH, beginning of year                                                                134,093      1,265,457
                                                                                   -----------    -----------
CASH, end of year                                                                  $   509,180    $   134,093
================================================================================   ===========    ===========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
         Interest                                                                  $      --      $      --
         Income taxes                                                              $      --      $    63,261

SCHEDULE OF NON-CASH ACTIVITIES
         Inventory transferred to office equipment for internal use                $    18,480    $      --
         Related party notes (settled) received in exchange for
         common stock                                                              $  (375,000)   $    14,500

   The accompanying notes are an integral part of these financial statements.

STRATABASE
(Expressed in US Dollars)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND OPERATIONS

Stratabase is a provider of Knowledge Worker Automation (KWA) software, designed to enable corporations to save time and money by improving the efficiency of knowledge workers. The Company's software tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting and conduct data synchronization. The Company has historically derived its revenue from sales of customized databases to its clients. During 2002, the Company began redefining its product line by developing its proprietary software. The proprietary software (Relata) was released in beta form in June 2003. The Company has not yet generated revenue from this proprietary software. Management believes this new proprietary software product line will be the primary focus of the Company. The Company operates from Abbotsford, British Columbia, Canada.

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to "Stratabase, Inc.," and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. The Form S-4 is still in the process of regulatory approval and therefore the proposal has not yet been formally presented to the Company's stockholders for approval.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management's estimates and assumptions

The preparation of the financial statements, in the conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date, and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates. Significant estimates made by management primarily involve the amortization and impairment assessment of the databases and domain names and the collectibility of the $150,000 note receivable. During the year ended December 31, 2003, the Company provided a full allowance for the note receivable and previously accrued interest.

Revenue recognition

The Company has historically generated revenues by selling customized CRM services which are comprised primarily of the provision of databases of sales leads and mailing lists, and includes the provision of technical services aimed to customize and improve the quality of the databases sold. Included in the sale of databases was non-essential open-source software to allow users to interface with and manage these databases and relationships. Revenue on the sales of databases and technical services is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is probable. The majority of the databases sold require customer payments in advance of delivery. There were no customer projects in progress and hence no deferred revenue at December 31, 2003 or 2002. There are no post-delivery performance obligations in respect to database sales and no rights of refund exist.

During 2002, the Company began development of proprietary software, which it believes will be the primary source of revenue in the future. During 2003 and 2002 the Company did not recognize any revenues from the proprietary software developed.

Technical consulting service revenue, invoiced separately from database sales, is recognized upon the completion of the services provided.

Hardware revenue is recognized at the time the goods are shipped, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. The Company's shipping and handling costs are included in the cost of revenue for all periods presented.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents.

Receivables

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

Inventory

Inventory is comprised primarily of system hardware components and is stated at the lower of cost or market. The Company determines cost using the first-in, first-out (FIFO) method.

Office equipment

Office equipment is recorded at cost and is depreciated using the straight-line method over its useful life, which ranges from two to five years. Depreciation expense charged to general and administrative expenses was $27,696 and $16,000 for 2003 and 2002, respectively.

Databases and domain names

Databases and domain names are being amortized over three years and two years, respectively. Cost and accumulated amortization of the databases was $851,453 (2002 - $851,453) and $610,740 (2002 - $340,549), respectively. Cost and accumulated amortization of the domain names was $15,615 (2002 - $14,601) and $12,627 (2002 - $6,591), respectively.

Amortization expense charged to operations was $276,227 and $265,326 for 2003 and 2002, respectively. Amortization expense for 2004 and 2005 (the years of estimated useful life remaining on such assets) is estimated to be approximately $230,000 and $14,000, respectively.

Long-lived asset impairment

Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Because the Company has not yet generated revenue from its proprietary products, the determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. During the years ended December 31, 2003 and 2002, no write-downs of long-lived assets were recognized.

Software development costs

Software development and implementation costs associated with new products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, in the development of open-source software, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Additionally, the Company only began developing proprietary software in 2002 and no significant development costs meeting the criteria for capitalization have been incurred since that time. Accordingly, the Company has not capitalized any software development costs to date. Software development costs charged to the Statement of Operations totaled $154,544 for the year ended December 31, 2003 (2002 - $171,500).

Advertising

Advertising costs are expensed as incurred.

Income taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Foreign exchange translation

The Company's functional currency is the Canadian dollar. Transactions that are measured in US dollars are translated to Canadian dollars in the following manner. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated as other comprehensive income or loss in a separate component of stockholders' equity. All amounts included in the accompanying financial statements and footnotes are denominated in U.S. dollars.

Stock option plans

The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations in accounting for stock options granted to employees and directors (for services performed as a director). Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. No compensation costs were recognized for the year ended December 31, 2003 while $255,750 was recognized as stock option compensation for the year ended December 31, 2002 under APB No. 25 in respect of 300,000 stock options granted to an employee with an exercise price below the quoted market price of the Company's common stock on the grant dates. The weighted average discount offered to this employee on options granted in 2002 was approximately $0.85 per stock option.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, using the Black-Scholes option pricing model. There were no stock options granted to non-employees during the years ended December 31, 2003 and 2002.

Compensation for unvested options is amortized over the vesting period.

Had compensation expense on options granted in 2002 been determined based on the fair value at the grant dates, as described in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss and net loss per share would have been as follows:

                                                             2003              2002
                                                     ------------     -------------

Net loss, as reported                               $  (1,027,276)     $   (914,645)
Add stock-based compensation
   expense included in reported net
   income, net of related tax effects                          --           163,680
Deduct total stock-based employee
   compensation expense determined
   under fair based methods for
   all awards, net of related tax effects                 (32,707)         (219,376)
                                                     ------------     -------------

Pro forma net loss                                  $  (1,059,983)    $    (970,341)
                                                     ============     =============

Loss per common share:
   Basic and diluted - as reported                          (0.13)            (0.12)
   Basic and diluted - pro forma                            (0.13)            (0.12)

No stock options were granted in 2003. The fair value of each option granted is estimated on the 2002 date of grant using the Black-Scholes option-pricing model with the following assumptions for December 31, 2002: (1) dividend yield of 0%,
(2) expected volatility of 148.78%, (3) risk-free rate of 3.16%, and (4) expected life of 1.13 years. The weighted average fair value per share of options granted in 2002 was $1.04.

Earnings (loss) per share of common stock

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

At December 31, 2003 and 2002, potential common shares of 4,758,200 and 715,000 related to common stock options and warrants, respectively, were excluded from the computation of diluted earnings per share since their effect is anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. It was not practical to assess the fair value of the note receivable at December 31, 2002.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company's items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN No. 46 was effective for all variable interest entities ("VIEs") created after January 31, 2003. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard did not have a material effect on the Company's financial statements.

Reclassifications

Certain 2002 balances have been reclassified to conform with the current year presentation.

NOTE 3 - ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002, and revenues declined due to the reduced resources for sales and marketing of the Company's existing product line. During the year ended December 31, 2003, the Company incurred a loss of $1,027,276 and has an accumulated deficit of $1,835,839 at December 31, 2003.

The Company expects its new product line sales to fund long-term operations and will be actively marketing its products during 2004. Management believes marketing and operating expenses will be financed in the short-term through proceeds of a private placement completed in December 2003 in the amount of $510,016 (Note 6). During the year ended December 31, 2003, the Company also reduced its labor force and closed its Vancouver, British Columbia, office in an effort to further reduce its operating and general and administrative expenses.

The Company's ability to continue as a going concern is dependent on its ability to regain and sustain profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. The Company's plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although there are no assurances that management's plans to reduce expenditures and raise additional capital will be realized, management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

NOTE 4 - NOTE RECEIVABLE

In May 2002, the Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note's maturity date. The Company has accrued a receivable for interest income, due under the terms of the promissory note, in the amount of $21,206 at December 31, 2003 (December 31, 2002 - $21,206). At April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding the recoverability of the note receivable, the Company has decided to reserve in 2003 the principal amount of the note receivable and accrued interest outstanding at December 31, 2002 and fully reserve all additional accruals of interest. Any subsequent recovery will be recorded in the period it occurs

NOTE 5 - RELATED-PARTY TRANSACTIONS

At December 31, 2002,  the Company had  outstanding  notes  receivable  from two
executive   officers   resulting  from  previous   exercises  of  stock  options
aggregating to $375,000. The notes receivable are unsecured, non-interest-bearing and were to be paid from the proceeds from the sale of stock acquired through the exercise of stock options, but no later than April 1, 2003. On May 1, 2003, the Company reached agreement with the noteholders to redeem for cancellation 280,000 shares of common stock owned by the executive officers in full settlement of the outstanding balance. The fair value of the common shares redeemed was $385,560, based on the quoted market price of the Company's common stock on the agreement date. No gain or loss was recognized on the transaction.
..
NOTE 6 - STOCKHOLDER TRANSACTIONS

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

On April 7, 2003, the Company issued 200,000 units for an aggregate purchase price of $350,000. Each unit consisted of one share of common stock and one warrant. Until April 7, 2005, each warrant is exercisable for one share of common stock at an exercise price of $2.50 per share.

On May 1, 2003, related-party notes receivable were settled in exchange for the redemption of 280,000 shares of common stock. See note 5.

On December 23, 2003, the Company issued a total of 1,961,600 units at $0.26 per unit, or aggregate proceeds of $510,016. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The Class A warrants are exercisable on December 23, 2005 for a period of two years at an exercise price of $0.45 per share of common stock and the Class B warrants are exercisable on December 23, 2006 for a period of four years at an exercise price of $0.75. The Company has the right, in its sole discretion, to accelerate the exercise date of the warrants, to decrease the exercise price of the warrants and/or extend the expiration date of the warrants.

NOTE 7 - STOCK OPTION PLANS

In February 2000, the Company adopted its 2000 Stock Option Plan ("the 2000 Plan"). The 2000 Plan provides for the granting of up to 1,750,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the 2000 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Option Committee, a committee designated to administer the 2000 Plan by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (five years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock).

Activity under the 2000 Plan is summarized as follows:

                                                                           Weighted
                                        Available          Options    Average Price
                                        for Grant      Outstanding        Per Share
                                         --------         --------         --------
BALANCE OUTSTANDING,
   December 31, 2001                         --            700,000         $   0.78

Options granted                          (100,000)         100,000         $   1.30
Options cancelled                         100,000         (100,000)        $   1.45
Options exercised                            --           (230,000)        $   0.50
                                         --------         --------         --------

BALANCE OUTSTANDING,
   December 31, 2002                         --            470,000         $   0.88
Options cancelled                          80,000          (80,000)        $   1.03
                                         --------         --------         --------
BALANCE OUTSTANDING,
   December 31, 2003                       80,000          390,000         $   0.85
                                         ========         ========         ========

BALANCE EXERCISABLE

December 31, 2003                         315,000                          $   0.74
December 31, 2002                         325,000                          $   0.70

During 2001, the Company adopted its 2002 Stock Option Plan ("the 2002 Plan"). The 2002 Plan provides for the granting of up to an additional 1,750,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the 2002 Plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Company's Option Committee, a committee designated to administer the 2002 Plan by the Board of Directors. For incentive options, the exercise price shall not be less than the fair market value of the Company's common stock on the grant date. (In the case of options granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company's stock on the date of grant, the option price must not be less than 110% of the fair market value of common stock on the grant date.). Options granted are not to exceed terms beyond ten years (five years in the case of an incentive stock option granted to a holder of 10 percent of the Company's common stock).

Activity under the 2002 Plan is summarized as follows:

                                                                           Weighted
                                            Available         Options Average Price
                                            for Grant     Outstanding     Per Share
                                           ----------      ----------      --------

Initial shares reserved,
   January 2002                             1,750,000            --        $  --
Options granted                              (330,000)        330,000      $   0.80
Options exercised                                --           (85,000)     $   1.49
                                           ----------      ----------      --------

BALANCE OUTSTANDING,
   December 31, 2002 and 2003               1,420,000         245,000      $   0.57
                                           ==========      ==========      ========
BALANCE EXERCISABLE

December 31, 2002 and 2003                                    235,000      $   0.53
                                                           ==========      ========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2000 and 2002 Plans at December 31, 2003:

     Remaining            Weighted-                                             Number            Weighted-
     Range of             Number of         Contractual       Average         of Options          Average
     Exercise              Options            Life            Exercise          Currently         Exercise
      Prices             Outstanding       (in Years)          Price          Exercisable         Price
--------------------    --------------    --------------    --------------    --------------    --------------

   $0.50 - $0.60              480,000              7.74     $      0.55              480,000     $      0.55
   $1.30 - $1.45              155,000              8.59     $      1.33               70,000     $      1.38

NOTE 8 - WARRANTS

                                                                    Warrants
                                                                  ------------
BALANCE,  December 31, 2001 and 2002                                     --

Warrants granted                                                     4,123,200
                                                                  ------------
BALANCE,  December 31, 2003                                          4,123,200
                                                                  ============

The following table lists the common share warrants outstanding at December 31, 2003. Each warrant is exchangeable for one common share.

                              Exercise
  Quantity                       Price                             Expiry
-------------                   ------                            --------
  200,000                       $2.50                          April 7, 2005
1,961,600                       $0.45                          December 23, 2007
1,961,600                       $0.75                          December 23, 2010
--------------------------------------------------------------------------------
4,123,200
================================================================================

At December 31, 2003, only the warrants expiring in April 2005 were exercisable.

NOTE 9 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                                           2003            2002
                                                      ---------       ---------
Current:
    U.S. net operating loss carryback                      --           (50,240)
                                                      ---------       ---------
                                                      $    --         $ (50,240)
                                                      ---------       ---------
Deferred:
    U.S                                                (380,895)       (216,237)
    Increase in valuation allowance                     380,895         352,105
                                                      ---------       ---------
                                                           --           135,868
                                                      ---------       ---------
            Provision for income taxes                $    --         $  85,629
                                                      =========       =========

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

                                                          2003              2002
                                                     ---------         ---------
Deferred tax assets (liabilities):
   Net operating loss carryforwards                  $ 467,000        $ 264,833
   Office equipment                                     22,000           (7,387)
   Databases and domain names                          211,000           94,659
   Capital loss carryforwards                           33,000             --
                                                     ---------         ---------

                                                       733,000          352,105
Valuation allowance                                   (733,000)        (352,105)
                                                     ---------         ---------

Net deferred tax asset                               $    --          $    --
                                                     =========        =========

The exercise of nonqualified stock options in 2002 resulted in the recording of additional paid-in capital of $90,321 and recognition of an additional $90,321of deferred tax assets related to a net operating loss carryforward. No options were exercised in 2003 requiring an income tax effect to be assessed.

As of December 31, 2003, the Company had available to offset future taxable income, net Canadian operating loss carryforwards of approximately $1,300,000. The carryforwards will begin expiring in 2009 unless utilized in earlier years.

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

The provision for income taxes from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                   2003     2002
                                                                   ----     ----

Statutory federal income tax rate                                 (34%)    (34%)
Change in valuation allowance                                       37       43
Other                                                               (3)       1
                                                                   ---      ---

                                                                    0%       10%
                                                                  ===       ===

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease commitments - The Company leases office space in Abbotsford, British Columbia, with monthly payments of approximately $1,350. The Abbotsford lease expired in February 2004. The Company currently pays the rent for its office on a month-to-month basis. Total rent expense under the above leases was $21,623 and $ 30,429 for the years ended December 31, 2003 and 2002, respectively.

Management fees - The Company pays management fees for the services of its vice president at the rate of $5,000 (including Canadian Goods and Services Tax of 7%) a month. Compensation of $56,074 and $47,710 for the years ended December 31, 2003 and 2002, has been recorded as management fees in the accompanying financial statements.

NOTE 11 - SALES ACTIVITY

The Company's sales are distributed geographically as follows:

                                           2003                       2002
                                        ----------                 ----------

United States                           $    5,000                 $  392,730
Canada                                        --                       37,510
                                        ----------                 ----------

                                        $    5,000                 $  430,240
                                        ==========                 ==========

During 2003, the Company had one sale for $5,000 representing 100% of total revenues. During 2002, the Company had one sale for $225,000, which was 52% of total revenues.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As of April 30, 2003, BDO Dunwoody LLP was engaged as the new principal independent accountants for Stratabase (the "Registrant"). Within five business days thereafter, the Registrant dismissed the Registrant's principal independent accountants, Moss Adams LLP, which action was recommended and approved by the Registrant's Board of Directors. The report of Moss Adams LLP on the financial statements for either of the fiscal years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, scope or accounting principles. In addition, during Registrant's two most recent fiscal years and through April 30, 2003, there were no disagreements with Moss Adams LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures; which disagreements, if not resolved to the satisfaction of Moss Adams LLP would have caused that firm to make reference in connection with its reports to the subject matter of the agreements or a reportable event. Although the financial statements audited by Moss Adams LLP for the year ended December 31, 2002 contained a an explanatory paragraph pertaining to the Company's ability to continue as a going concern, such financial statements did not contain any adjustment that might result from the uncertainty stated therein.

As of April 30, 2003, BDO Dunwoody LLP was engaged as the new principal independent accountants. The appointment of BDO Dunwoody LLP was recommended and approved by the Registrant's Board of Directors. During the Registrant's two most recent fiscal years, the Registrant did not consult BDO Dunwoody LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant's financial statements, and either a written report or oral advice was provided to the Registrant by BDO Dunwoody LLP that BDO Dunwoody LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or event identified in response to paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to
Item 304 of Regulation S-B.

We filed an 8-K in respect to this change on May 14, 2003.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at December 31, 2003 (being the end of the period covered by this annual report on Form 10-KSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's chief executive officer. Based upon that evaluation, our company's chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls during our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2003 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following sets forth the names and ages of our directors and executive officers:

Name                                Age        Position


Trevor Newton                       35         President, Secretary, Treasurer, Chairman of the Board,
                                               Chief Operating and Executive Officer

Fred Coombes                        51         Vice  President of Corporate Development and Director

Scott Praill                        38         Director

TREVOR NEWTON, since our incorporation to the present, has been our President, Secretary, Treasurer and Chief Executive and Operating Officer. Mr. Newton oversees all aspects of operations and business development for the company. Mr. Newton graduated from Simon Fraser University in 1993 with a Masters Degree in Economics, and from the University of Victoria in 1991 with a Bachelor of Science degree in Economics. From 1994 to 1995 Mr. Newton taught Economics and Statistics at the University College of Fraser Valley, and from February 1996 until October 1996, Mr. Newton was a registered representative with a broker-dealer. From October 1996 until 1999, Mr. Newton was employed at a company which ran a financial website published financial information, such as stock quotes and news, to its users 24 hours a day. His responsibilities included the overseeing of operations such as programming, technical infrastructure and marketing.

FRED COOMBES, since our inception to the present, has been one of our Directors and since January 20, 1999, to the present our Vice-President of Corporate Development. Since 1987 to the present, Mr. Coombes has also acted as the President of Co-ab Marketing, Ltd., an investor and corporate relations firm. [Presently, he devotes himself fulltime to our affairs.]

SCOTT PRAILL has served on our Board of Directors since October 2002. Mr. Praill is a financial professional who has been employed by leading companies such as Placer Dome and Westcoast Energy, and was a Senior Accountant for Price Waterhouse, where his responsibilities included the planning of financial statement audits and ensuring Canadian and U.S. GAAP compliance. His duties have also included assessment of adequate financial statement disclosure; preparing and reviewing financial information including pro-forma financial statements for prospectuses, information circulars and other offering documents related to acquisitions, mergers and the issuance of debt and equity securities; evaluating public company operating results through financial statement and financial ratio analysis; and reviewing financial internal control systems and preparing reports for presentation to audit committees and boards of directors. Mr. Praill has extensive experience in public company financial reporting including compliance with Canadian and U.S. securities exchange requirements and the preparation and review of financial statements. Until October 2003, Mr. Praill was the director of finance for Inflazyme Pharmaceuticals. Mr. Praill is currently a self-employed financial consultant. Mr. Praill has earned the following designations: Chartered Accountant (BC, 1996), Certified Public Accountant (Illinois, 2001), and a Bachelor of Science Degree (Simon Fraser University,
1989).

None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

During the 2003 fiscal year, we paid a salary of $90,000 for the services of Mr. Trevor Newton, the President, Chief Executive Officer, Secretary and Treasurer, and fees of $56,074 for the services of Mr. Fred Coombes, the Vice President of Corporate Development.

Our Directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

Meetings and Committees of the Board of Directors

Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2003, the Board of Directors held no regular meetings and took 4 actions by unanimous written consent.

The Board of Directors has established an Audit Committee. Mr. Praill, the sole member of the Audit Committee, is the audit committee financial expert. The Audit Committee recommends engagement of the company's independent auditors, is primarily responsible for approving the services perform by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

The Board has established an Option Committee and a Compensation Committee, each consisting of Messrs. Newton and Coombes. The Option Committee recommends and grants options to individuals under the option plans adopted by the company. The Compensation Committee recommends and grants compensation to individuals who work for the company.

The Board does not have a nominating committee, the functions of which are performed by the Board.

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

We are not aware of any instances in fiscal year 2003 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, other than the Form 4s which should have been filed by our directors Trevor Newton and Fred Coombes.

Code of Ethics

- the Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in
     other  public   communications  made  by  the  issuer;
-    compliance with applicable governmental laws, rules and regulations;
- the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and
-    accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

Item 10. Executive Compensation.

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2003, 2002 and 2001, for services of Trevor Newton, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Secretary and Treasurer. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2003, 2002 or 2001.

Summary of Annual Compensation

                                                      SUMMARY COMPENSATION TABLE
                                         Annual Compensation                 Long Term Compensation
                                                                             Awards                           Payouts
Name and Principal                 Year  Salary       Bonus       Other      Securities       Restricted      LTIP         All Other
Position                                 (US$)        (US$)       Annual     Underlying       Shares or       Payouts      Compen-
                                                                  Compen-    Options/         Restricted      (US$)        sation
                                                                  sation     SARs             Share
                                                                  (US$)      Granted          Units
Trevor Newton                      2003  $90,000      N/A         N/A        N/A              N/A             N/A          N/A
Chief Executive Officer, Chief     2002  $75,000      N/A         N/A        N/A              N/A             N/A          N/A
Operating Officer, Secretary,      2001  $60,000      N/A         N/A        225,000          N/A             N/A          N/A
Treasurer

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

----------------------------- -------------------------- -------------------- --------------- ------------------------
                                Number Of Securities      Percent Of Total
                               Underlying Options/SARs      Options/SARs
                                     Granted (#)             Granted To        Exercise or
                                         (b)                Employees In        Base Price
            Name                                             Fiscal Year          ($/Sh)          Expiration Date
            (a)                                                  (c)               (d)                  (e)
----------------------------- -------------------------- -------------------- --------------- ------------------------
Trevor Newton, President,
Secretary, Treasurer,
Chairman of the Board of
Directors, Chief Operating              None                    None               None                None
and Executive Officer
----------------------------- -------------------------- -------------------- --------------- ------------------------


               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTIONS/SAR VALUES

------------------------------------ ------------------- -------------------- -------------------- -------------------
                                                                                   Number Of
                                                                                  Unexercised           Value Of
                                                                                  Securities          Unexercised
                                                                                  Underlying          In-The-Money
                                                                                Options/SARs At      Options/SARs At
                                      Shares Acquired                             FY-End (#)           FY-End ($)
                                        On Exercise        Value Realized        Exercisable/         Exercisable/
               Name                         (#)                  ($)             Unexercisable       Unexercisable
                (a)                         (b)                  (c)                  (d)                (e)(1)
------------------------------------ ------------------- -------------------- -------------------- -------------------
Trevor Newton, President,
Secretary, Treasurer, Chairman of
the Board of Directors, Chief               None                None               225,000/0              $0/0
Operating and Executive Officer
------------------------------------ ------------------- -------------------- -------------------- -------------------

(1) The closing bid price of our common stock on December 31, 2003 was $0.45 and accordingly the unexercised options at December 31, 2003 had no value.

We have no employment agreements with any of our executive officers or employees.

During the 2003 fiscal year, we paid a salary of $90,000 for the services of Mr. Trevor Newton, the President, Chief Executive Officer, Secretary and Treasurer, and fees of $56,074 for the services of Mr. Fred Coombes, the Vice President of Corporate Development.

We have no employment or any similar agreements with the foregoing individuals. During the 2001 fiscal year, we loaned to each of Messrs. Newton and Coombes $200,000 and $175,000, respectively, to exercise options held by such individuals. The notes receivable from each of Messrs. Newton and Coombes were non-interest bearing and were to be paid from the proceeds from the sale of the stock acquired through the exercise of the stock options. The notes were due and payable on April 1, 2003. In May 2003, we reached agreement with Messrs. Newton and Coombes to settle the indebtedness by accepting 150,000 common shares of Stratabase as payment in full for Mr. Newton's outstanding note and 130,000 common shares of the Company as payment for Mr. Coombes' outstanding note, representing a total value of $385,560 as compared to the $375,000 face value of the notes. The total value was determined based on quoted market prices of our common stock on the redemption date. The redemption and cancellation of these shares occurred in May 2003. No gain or loss was recognized on the redemption.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 26, 2004, the number of shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Unless indicated otherwise, the address for each of the person listed below is c/o Stratabase, 34595 3rd Avenue, Abbotsford, B.C.
V2S 8B7 Canada.

The percentages below are calculated based on 9,914,972 shares of common stock issued and outstanding, plus in the case of a person who has the right to acquire additional shares within 60 days, any new shares which would be issued to effect such acquisition.

      Officers, Directors,
         5% Shareholder                         No. of Shares                 Beneficial Ownership %
        -----------------                       -------------                 ----------------------

Trevor Newton                                   2,897,400        (1)                  28.57%


Fred Coombes                                      912,300        (2)                   9.20%


Scott Praill

                                                   25,000        (3)               Less than 1%
Y. de Joie                                        876,177        (4)                   8.84%

A. Ramic                                          876,170        (4)                   8.84%

All Directors and executive
officers as a Group (3 persons)*
                                                3,834,700                             37.82%

----------

(1) Includes 225,000 options to purchase common stock at a purchase price of $0.60 per share, all of which are vested.

(2) Includes 30,000 shares of common stock owned by Mr. Coombes' children, Candice Coombes, Mackenzie Coombes and Carley Coombes.

(3) Scott Praill was granted 100,000 options pursuant to the 2002 Stock Option Plan to purchase common stock at a purchase price of $1.30 per share. Of these options, only 25,000 are currently vested. The balance of his options vest as follows: 15,000 on June 23, 2004; 20,000 on December 23, 2004; 20,000 on June
23, 2005 and 20,000 on December 23, 2005.

(4) Does not include the warrants held by each of the above individuals, of which 480,800 are not exercisable until December 23, 2005 and 480,800 are not exercisable until December 23, 2006.

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

Set forth below is certain information as of December 31, 2003 regarding equity compensation plans that have not been approved by our stockholders.

Equity compensation plans not approved by stockholders

       Plan Category              Number of securities to be      Weighted average exercise Number of securities
                                  issued upon exercise of         price of outstanding
                                                                  options,                  remaining available for
                                  outstanding options, warrants                             future issuance
                                  and rights                      warrants and rights
       ----------------------------------------------------------------------------------------------------------------

       2002 Stock Option Plan
                                  245,000                         $0.57                     1,420,000

       2000 Stock Option Plan     390,000                         $0.85                        80,000

                                  -------------------------------------------------------------------------------------

       Total                      635,000                         $0.74                     1,500,000
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

Item 12.  Certain Relationships and Related Transactions

During the 2003 fiscal year, we paid a salary of $90,000 for the services of Mr. Trevor Newton, the President, Chief Executive Officer, Secretary and Treasurer, and fees of $56,074 for the services of Mr. Fred Coombes, the Vice President of Corporate Development.

We have no employment or any similar agreements with the foregoing individuals.

During the 2001 fiscal year, we loaned to each of Messrs. Newton and Coombes $200,000 and $175,000, respectively, to exercise options held by such individuals. The notes receivable from each of Messrs. Newton and Coombes were non-interest bearing and were to be paid from the proceeds from the sale of the stock acquired through the exercise of the stock options. The notes were due and payable on April 1, 2003. In May 2003, we reached agreement with Messrs. Newton and Coombes to settle the indebtedness by accepting 150,000 common shares of Stratabase as payment in full for Mr. Newton's outstanding note and 130,000 common shares of the Company as payment for Mr. Coombes' outstanding note, representing a total value of $385,560 as compared to the $375,000 face value of the notes. The total value was determined based on quoted market prices of our common stock on the redemption date. The redemption and cancellation of these shares occurred in May 2003.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

We are filing the exhibits listed below with this Report:

Exhibit No.                Description

4.1  Form of Class A warrant issued in April 2003

4.2  Form of Class A warrant issued in December 2003

4.3  Form of Class B warrant issued in December 2003

31   Certification required by Rules 13a-14(a) or 15d-14(a)

32   Section 1350 Certifications

(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2003.

Item 14.  Principal Accountant Fees and Services.


BDO Dunwoody LLP has served as the Company's Principal Accountant since April 30, 2003. Their pre-approved fees billed to the Company are set forth below:

                                      Fiscal year ending    Fiscal year ending
                                       December 31, 2003    December 31, 2002(1)
                                   ---------------------   --------------------
                                   ---------------------   --------------------
Audit Fees                         $             55,910    $
Audit Related Fees                                  NIL
Tax Fees                                            NIL
All Other Fees                     $                NIL    $


As of December 31, 2003, the Company's Audit Committee did not have a formal documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

(1) Our financial statements for the year ended December 31, 2002 were audited by Moss Adams, LLP. We changed principal accountants to BDO Dunwoody LLP prior to completion of our first quarterly report in 2003. Moss Adams LLP were paid $46,917 in relation to audit services performed for the December 31, 2002 audit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   STRATABASE

                                By         /s/ Trevor Newton
                                           -----------------
                                           Trevor Newton
Dated: March 30,2004                       Chairman, President, Chief Executive
                                           and Operating Officer, Secretary and
                                           Treasurer


                                By         /s/ Fred Coombes
                                           -----------------
                                           Fred Coombes
Dated: March 30,2004                       Vice President of Corporate
                                           Development


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Chairman, President, Chief      Dated: March 30,2004
                           Executive and Operating
                           Officer, Secretary
     /s/ Trevor Newton     and Treasurer
     -----------------     (Principal  Executive Officer and
     Trevor Newton         Principal Financial Officer)


                           Vice President of Corporate
     /s/ Fred Coombes      Development                     Dated: March 30,2004
     -----------------
         Fred Coombes


                           Director
     /s/ Scott Praill                                      Dated: March 30,2004
     -----------------
         Scott Praill