Form 10QSB
period 2004-03-31
STRATABASE
filed 2004-05-13
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Common Stock, $0.001 par value, 9,914,972 shares outstanding as of May 12, 2004.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No



                                   STRATABASE


                                      INDEX


Part I. Financial Information

Item 1.Unaudited Interim Financial Statements:

         Balance Sheets
         March 31, 2004, and December 31, 2003 (audited)

         Statements of Operations and Comprehensive Loss For the three month periods ended March 31, 2004 and 2003

         Statement of Changes in Stockholders' Equity For the three-month period ended March 31, 2004

         Statements of Cash Flows
         For the three-month periods ended March 31, 2004 and 2003

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of matters to a vote of Security Holders

Item 5. Other information

Item 6. Exhibits and reports on Form 8-K

Signatures

                                     PART I
                              FINANCIAL INFORMATION

Item 1.Unaudited Interim Financial Statements

                                    Contents

Financial Statements

Balance Sheets

Statements of Operations and Comprehensive Loss

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements



-----------------------------------------------------------------------------------------------------------------

Stratabase
Balance Sheets
(Expressed in US Dollars)
                                                                                    March 31         December 31
                                                                                        2004                2003
----------------------------------------------------------------------- --------------------- -------------------
Assets                                                                           (Unaudited)
CURRENT ASSETS
     Cash                                                               $            397,704  $          509,180
     Receivables (net of allowance for doubtful accounts of
       $8,599 (December 31, 2003 - $ 8,599)                                            4,783               4,551
     Prepaid expenses                                                                      -               1,708
     Inventory                                                                         8,886               8,415
                                                                        -- ------------------ -- ----------------

          Total current assets                                                       411,373             523,854
Office equipment, net                                                                 30,707              37,001
Databases and domain names (net of accumulated
  amortization of $684,292 (December 31, 2003 - $623,367)                            182,776             243,701
                                                                        -- ------------------ -- ----------------

Total Assets                                                            $            624,856  $          804,556
===================================================================================================================

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
     Accounts payable                                                   $             21,955  $           31,943
     Accrued liabilities                                                              30,977              32,990
                                                                        -- ------------------ -- ----------------

          Total current liabilities                                                   52,932              64,933
                                                                        -- ------------------ -- ----------------

Stockholders' Equity
     Preferred stock, $0.001 par value, 1,000,000 shares,
         authorized and unissued                                                           -                   -
     Common stock, $0.001 par value, 25,000,000 shares,
            authorized and 9,914,972 shares issued
            at March 31, 2004 and December 31, 2003                                    9,915              9,915
     Additional paid-in capital                                                    2,586,506          2,586,506
     Accumulated deficit                                                          (2,003,383)        (1,835,839)
     Accumulated other comprehensive loss                                            (21,114)           (20,959)
                                                                        -- ------------------ -- ----------------

          Total stockholders' equity                                                 571,924             739,623
                                                                        -- ------------------ -- ----------------

Total Liabilities and Stockholders' Equity                              $            624,856  $          804,556
===================================================================================================================

The accompanying notes are an integral part of these financial statements.


------------------------------------------------------------------------------------------------------------------

Stratabase
Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)

                                                                     For the three-month periods ended March 31
                                                                     ---------------------------------------------


                                                                          2004                                2003
                                                             --  -------------                  -- ---------------
Revenue                                                      $               -                  $            5,000
                                                             --  -------------                  -- ---------------

Cost of revenue
     Commissions                                                             -                                 986
     Write-down of inventory                                                 -                               1,683
                                                             -----------------------------------------------------

                                                                             -                               2,669
                                                             -- ------------------------------- -- ---------------

Gross profit                                                                 -                               2,331

Research and development                                                33,293                              25,643

General and administrative expenses                                    135,195                             229,044
                                                             -- -------------------------------- -- ---------------

Loss from operations                                                  (168,488)                           (252,356)

Other income (expense)
     Interest and other income                                             944                               8,701
     Provision for note receivable impairment                                -                             177,500
                                                             -- --------------------------------- -- ---------------

Net loss for the period                                               (167,544)                           (421,155)

Other comprehensive loss
     Foreign currency translation adjustments                             (155)                              1,267
                                                             -- -------------------------------- -- ----------------

Comprehensive loss                                            $       (167,699)                   $       (419,888)
===================================================================================================================


Basic and diluted loss per share of common stock              $          (0.02)                   $          (0.06)
===================================================================================================================


Weighted average shares outstanding - basic and diluted                9,914,972                          7,283,372
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------------------------------------------------

Stratabase
Statement of Changes in Stockholders' Equity
(Unaudited)
(Expressed in US Dollars)

                                                                                           Accumulated
                                                             Additional                       Other            Total
                                    Common Stock              Paid-in       Accumulated     Comprehensive    Stockholders'
                              --------------------------
                                   Shares         Amount      Capital        Deficit         Loss              Equity
---------------------------   -----------    -----------    -----------    -----------    -----------       -----------
Balance, December 31, 2003      9,914,972    $     9,915    $ 2,586,506    $(1,835,839)   $   (20,959)     $   739,623


Net loss and comprehensive
        loss                          --             --             --        (167,544)          (155)       (167,699)
---------------------------   -----------    -----------    -----------    -----------    -----------       -----------

Balance, March 31, 2004         9,914,972    $     9,915    $ 2,586,506    $(2,003,383)   $   (21,114)      $  571,924
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.



-------------------------------------------------------------------------------------------------------------------

Stratabase
Statements of Cash Flows
Unaudited) (Expressed in US Dollars)

For the three month periods ended March 31                                              2004                  2003
----------------------------------------------------------------------- -- ----------------- -- ------------------
Cash provided by (used in):

Cash Flows From Operating Activities
     Net loss for the period                                             $         (167,544)  $          (421,155)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                                67,219                82,149
        Accrued interest on note receivable                                                                (6,294)
        Provision for note receivable impairment                                          -               177,500
        Write-down of inventory                                                           -                 1,638
     Changes in assets and liabilities
         Receivables                                                                   (232)               13,175
         Prepaid expenses                                                             1,708                 2,603
         Inventory                                                                     (471)                    -
         Accounts payable                                                            (9,988)               (7,831)
         Accrued liabilities                                                         (2,013)               36,543
                                                                        -- ----------------- -- ------------------

            Net cash from operating activities                                     (111,321)             (121,672)
                                                                        -- ----------------- -- ------------------

Cash Flows From Investing Activities
     Acquisition of domain names                                                         -                (1,015)
                                                                        -- ----------------- -- ------------------

            Net cash from investing activities                                           -                (1,015)
                                                                        -- ----------------- -- ------------------

Effect of exchange rate on changes in cash                                             (155)               1,268
                                                                        -- ----------------- -- ------------------
Net decrease in cash                                                               (111,476)            (121,419)

Cash, beginning of period                                                           509,180              134,093
                                                                        -- ----------------- -- ------------------

Cash, end of period                                                     $           397,704  $            12,674
==================================================================================================================

Supplementary disclosure of cash flow information
     Cash paid during the period
         Interest                                                       $                 -  $                  -
         Income taxes                                                   $                 -  $                  -

     Non-cash investing activities
         Inventory transferred to office equipment for internal use     $                 -  $             18,480
==================================================================================================================

The accompanying notes are an integral part of these financial statements.



Stratabase
Notes to the Financial Statements
(Unaudited)
March 31, 2004 and 2003

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period.

Results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004, or any future period.

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002. During the three-month period ended March 31, 2004, the Company incurred a loss of $167,544 and has an accumulated deficit of $2,003,383 at March 31, 2004.

The Company expects its new product line sales to fund long-term operations and will be actively marketing its products during 2004. Management believes marketing and operating expenses will be financed in the short-term through cash on hand. During the year ended December 31, 2003, the Company reduced its labor force and closed its Vancouver, British Columbia, office in an effort to further reduce its operating and general and administrative expenses.

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

2. Stock Option Compensation

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of each grant. The Company did not charge operations with any compensation expense in either of the three-month periods ended March 31, 2004 or 2003.

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

Had compensation expense on unvested options granted in prior years to employees and directors been determined based on the fair value at the grant dates, as described in the SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                                                                    Three months ended March 31
                                                                       2004                 2003
                                                             -- ----------------- -- -----------------
Net loss, as reported                                        $         (167,544)  $         (421,155)
Deduct total stock-based employee compensation
  under fair based methods for all awards                                (4,662)              (8,177)
                                                             -- ----------------- -- -----------------

Pro-forma net loss                                           $         (172,206)  $         (429,332)
                                                             ==================== ====================
Loss per common share - basic and diluted
  - As reported                                              $            (0.02)  $            (0.06)
  - Pro-forma                                                $            (0.02)  $            (0.06)

No stock options were granted during the three months ended March 31, 2004 or 2003.

3. Note Receivable

In May 2002, the Company loaned $150,000 to Advanced Cell Technology ("ACT"), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note's maturity date. The Company has accrued a receivable for interest income due under the terms of the promissory note, in the amount of $21,206 at December 31, 2003. At April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding the recoverability of the note receivable, the Company has decided to reserve in 2003 the principal amount of the note receivable and accrued interest outstanding at December 31, 2002 and fully reserve all additional accruals of interest. Any subsequent recovery will be recorded in the period it occurs

4. Stock Option Plans

In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

Activity under the 2000 Plan is summarized as follows:

                                                                                                  Weighted
                                                                                                   Average
                                                                             Options              Exercise
                                                                         Outstanding                 Price
                                                                   -- --------------- --- -----------------
Balance, January 1, 2003                                                     470,000  $               0.88

Options cancelled                                                            (80,000) $               1.03
                                                                   -- --------------- --- -----------------

Balance, December 31, 2003 and March 31, 2004                                390,000  $               0.85
                                                                   ================== =====================

During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the 2002 Plan) reserving an additional 1,750,000 common shares for employees and directors.

Activity under the 2002 Plan is summarized as follows:

                                                                                                  Weighted
                                                                                                   Average
                                                                             Options              Exercise
                                                                         Outstanding                 Price
                                                                   -- --------------- --- -----------------

Balance, January 1, 2003                                                     245,000  $               0.57

Options granted                                                                    -  $                  -
Options exercised                                                                  -  $                  -
                                                                   -- --------------- --- -----------------

Balance, December 31, 2003 and March 31, 2004                                245,000  $               0.57
                                                                   ================== ====================

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2000 and 2002 Plans at March 31, 2004:

                       Weighted
                        Average
                                          Remaining           Weighted         Number of            Weighted
        Range of       Number of        Contractual            Average           Options             Average
        Exercise         Options               Life           Exercise         Currently            Exercise
          Prices     Outstanding        (in Years)              Price       Exercisable               Price
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

   $0.50 - $0.60         480,000              7.49    $           0.55           480,000   $            0.55
   $1.30 - $1.45         155,000              8.27    $           1.33            70,000   $            1.38
----------------- --------------- -- --------------- --- -------------- --- ------------- --- ---------------

                         635,000                                                 550,000
                  ===============                                       =================

5. Continuation

In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to "Stratabase, Inc.," and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. The Form S-4 was re-filed on April 19, 2004 and is still in the process of regulatory approval and therefore the proposal has not yet been formally presented to the Company's stockholders for approval.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act (the "Reform Act"). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2003 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

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

It was originally thought by management that the demand for open source software would increase significantly over time, and that open source software developers would realize significant revenue from associated service contracts. While this has indeed happened over the last four years in the service industry, revenues go to established service contractors such as the likes of IBM, and not to small companies like us. Therefore it was determined by management that we can extract more value from our software by keeping it proprietary, and offering it on a subscription basis as a hosted solution.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2004, we incurred a net loss of $167,544 compared to a net loss of $421,155 for the comparative period in 2003. Our loss for the three months ended March 31, 2004 has decreased substantially over 2003 due to the change in our business such that we have minimized our work force and shut down operations located in Vancouver. Also included in the loss for the three months ended March 31, 2003 is a $177,500 provision for impairment against amounts lent (and unpaid interest) to Advanced Cell Technology ("ACT"). Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software.

REVENUES

We did not have any revenues for the three-months ended March 31, 2004 while we had revenue of $5,000 for the comparable three-months in 2003. Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software. Development of our new proprietary software products had taken longer than expected. Also, with the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions. We have not derived any revenue to date from our proprietary products.

COST OF REVENUE

Cost of revenue for the three-months ended March 31, 2003 was $2,669 (including an inventory write-down of $1,683).

RESEARCH AND DEVELOPMENT EXPENSES

During the quarter ended March 31, 2004, we incurred $33,293 in research and development costs pertaining to the development of our new proprietary software, as compared to $25,643 for the quarter ended March 31, 2003. Research and development in the first quarter of 2004 related to the development of our proprietary software for future sale. Such costs in 2004 substantially consist of salaries and wages for our development staff, which are up over the comparative period in 2003 due to preparation of our software for future sale.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended March 31, 2004 and 2003 were $ 135,195 and $229,044, respectively. G&A costs for the current quarter largely consist of depreciation and amortization of databases and domain names, accounting and professional fees, and salaries and wages. The decline in G&A expenses from 2004 to 2003 is largely attributable to the change of sales focus that resulted in a sharp decline in revenues in 2003 that led to a reduction in general monthly overhead in order to preserve cash. As well, we our professional fees were higher in the first quarter of 2003 due to the initial filing of our registration statement in connection with our planned continuation into Canada.

INTEREST AND OTHER INCOME

Interest and other income decreased from $8,701 for the three months ended March 31, 2003 to $944 for the current quarter. Amounts for 2003 largely reflect the interest being earned on interest-bearing investments consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology ("ACT") made in the second quarter of 2002. Our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in 2003 a provision for impairment of this loan in the amount of $177,500. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum. However, we are no longer recognizing interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had $397,704 in cash, a decrease of $111,476 since December 31, 2003. The decrease in cash is substantially due to continued operating losses. Losses from operations are expected to continue in the future as we shift our revenue model to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment.

Net cash used in operating activities during the three months ended March 31, 2004 was $111,321 compared to $121,672 during the three months ended March 31, 2003. Although the net loss in 2003 ($421,155) was higher than in 2004 ($167,544), we generated a similar loss from operations due to the provision for loan impairment of $177,500 in 2003 related to the loan to ACT. Included in our 2004 loss of $167,544 was $67,219 of amortization relating to our investment in acquired databases and domain names and other property and equipment.

There were no investing activities in the first quarter of 2004. During the three months ended March 31, 2003, we purchased domain names totaling $1,015.

We have no long-term debt. We have reduced our expenses by downsizing staff and closing one of our offices. We believe that our available cash, together with future revenues, will be sufficient to fund our immediate working capital requirements. We further believe that we can generate sufficient liquidity through future sales and our current working capital to carry out our operational activities. We have no long-term employment contracts and can further reduce our work-force, as necessary, if revenues are not sufficient to support our existing operations or until additional funding can be obtained. Since we currently only have three people employed, any significant further reductions in our work force may directly negatively affect our operations. For example, if we dismiss an engineer, new product development may be delayed.

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

Going Concern Consideration

Our activities historically have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at March 31, 2004 we had $397,704 in cash and after $52,932 of liabilities and certain other current assets had $358,441 in working capital. We estimate that our cash expenditures over the next twelve months to be approximately $40,000 per month. These factors, among others, indicate that Stratabase may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern.

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


Based on our review, no impairment adjustment is considered necessary at March 31, 2004 or December 31, 2003. The estimated useful life of the long-lived assets has been assessed by management and is still appropriate, including the assessment that only one year of useful life remains on the databases. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.


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

Item 2. Changes in Securities

During the first quarter of 2004, there has been no change to any of the Company's securities and the rights evidenced by the Company's securities have not been limited or qualified by the issuance or modification of any other class of securities.

The Company has not purchased any shares during the first quarter of 2004, whether through a publicly announced plan or program or otherwise.


Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of matters to a vote of Security Holders. None.

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to "Stratabase, Inc.," and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. The Form S-4 was filed on April 19, 2004 and is still in the process of regulatory approval and therefore the proposal has not yet been formally presented to the Company's stockholders for approval.

Item 6. Exhibits and reports on Form 8-K.

(a) Exhibits.

Exhibit 31 - Certification of Chief Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.





Date:   May 12, 2004               By:   /s/ Trevor Newton
                                         ---------------------------
                                         Trevor Newton
                      Chairman, President, Chief Executive
                        Officer, Secretary and Treasurer