Form 10KSB/A
period 2003-12-31
STRATABASE
filed 2004-06-01
CIK 1092197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $5,000

     Based on the closing sales price of the Common Stock on May 21, 2004, the aggregate market value of the voting stock of registrant held by non-affiliates was $2,796,925.

     The registrant has one class of Common Stock with 9,914,972 shares outstanding as of May 21, 2004.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Issuer Disclosure Format (check one): YES [ ] NO [X].

(a) Exhibits.


Exhibit No.                Description

3.1      Registrant's Restated Articles of Incorporation(1)

3.2      By-Laws of Registrant(2)

4.1      Specimen Common Stock Certificate(2)

4.2      Form of Class A warrant issued in April 2003

4.3      Form of Class A warrant issued in December 2003

4.4      Form of Class B warrant issued in December 2003

10.2     Lease with SGS Enterprises(2)

10.3     Internet Business Service Agreement with BCTEL(2)

10.4     Distributor Agreement with COMTEX(2)

10.5     Stock Option Plan(3)

10.6     Internetworking     Services     Agreement    with    Telus    Advanced
         Communications(2)

10.7     Lease Agreement with George P. and Sandra J. Andreasen(2)

10.8     2002 Stock Option Plan(4)

10.9 Promissory Note dated April 1, 2001 from Trevor Newton to Stratabase in the principal amount of $200,000

10.10 Promissory Note dated March 26, 2001 from Fred Coombes to Stratabase in the principal amount of $175,000

         (1) Previously filed with the Company's Information Statement on May 30, 2001.
         (2)      Previously  filed  with the  Company's  Form SB-2 on August 8,
                  1999.
         (3)      Previously  filed with the  Company's  Form S-8 on January 29,
                  2000.
         (4) Previously filed with the Company's Form S-8 filed on February 12, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   STRATABASE

                                By         /s/ Trevor Newton
                                           -----------------
                                           Trevor Newton
Dated: May 28,2004                         Chairman, President, Chief Executive
                                           and Operating Officer, Secretary and
                                           Treasurer


                                By         /s/ Fred Coombes
                                           -----------------
                                           Fred Coombes
Dated: May 28,2004                         Vice President of Corporate
                                           Development


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Chairman, President, Chief      Dated: May 28,2004
                           Executive and Operating
                           Officer, Secretary
     /s/ Trevor Newton     and Treasurer
     -----------------     (Principal  Executive Officer and
     Trevor Newton         Principal Financial Officer)


                           Vice President of Corporate
     /s/ Fred Coombes      Development                     Dated: May 28,2004
     -----------------
         Fred Coombes


                           Director
     /s/ Scott Praill                                      Dated: May 28,2004
     -----------------
         Scott Praill