Form 10QSB
period 2004-06-30
STRATABASE
filed 2004-08-13
CIK 1092197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

(604) 504-5811
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value, 9,914,972 shares outstanding as of August 4, 2004.

Transitional Small Business Disclosure Format (elect one)     Yes  X  No

STRATABASE

INDEX

Part I. Financial Information

Item 1.Unaudited Interim Financial Statements:

Balance Sheets
June 30, 2004, and December 31, 2003 (audited)

Statements of Operations and Comprehensive Loss For the three and six-month periods ended June 30, 2004 and 2003

Statement of Changes in Stockholders’ Equity For the six-month period ended June 30, 2004

Statements of Cash Flows
For the six-month periods ended June 30, 2004 and 2003

Notes to the Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Contents

Financial Statements

Balance Sheets

Statements of Operations and Comprehensive Loss

Statement of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Stratabase
Balance Sheets
(Expressed in US Dollars)

	June 30 2004	December 31 2003
Assets	(Unaudited)
CURRENT ASSETS
Cash	$273,818	$509,180
Receivables (net of allowance for doubtful accounts of
$8,599 (December 31, 2003 - $ 8,599)	4,065	4,551
Prepaid expenses	2,966	1,708
Inventory	8,764	8,415

Total current assets	289,613	523,854
Office equipment, net	24,413	37,001
Databases and domain names (net of accumulated
amortization of $745,218 (December 31, 2003 - $623,367)	121,850	243,701

Total Assets	$435,876	$804,556

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable	$26,854	$31,943
Accrued liabilities	6,918	32,990

Total current liabilities	33,772	64,933

Stockholders' Equity
Preferred stock, $0.001 par value, 1,000,000 shares,
authorized and unissued	--	--
Common stock, $0.001 par value, 25,000,000 shares,
authorized and 9,914,972 shares issued
at June 30, 2004 and December 31, 2003	9,915	9,915
Additional paid-in capital	2,586,506	2,586,506
Accumulated deficit	(2,171,026)	(1,835,839)
Accumulated other comprehensive loss	(23,291)	(20,959)

Total stockholders' equity	402,104	739,623

Total Liabilities and Stockholders' Equity	$435,876	$804,556

The accompanying notes are an integral part of these financial statements.

Stratabase
Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in US Dollars)

	For the three-month periods ended June 30		For the six-month periods ended June 30
	2004	2003	2004	2003
Revenue	$--	$--	$--	$5,000

Cost of revenue
Direct costs	--	--	--	2,669

Gross profit	--	--	--	2,331

Research and development	36,960	37,345	70,253	62,988
General and administrative expenses	131,432	171,302	266,627	400,349

Loss from operations	(168,392)	(208,647)	(336,880)	(461,006)
Other income (expense)
Interest and other income	749	491	1,693	9,192
Provision for note receivable	--	--	--	(177,500)

Net loss for the period	(167,643)	(208,156)	(335,187)	(629,314)
Other comprehensive loss
Foreign currency translation adjustments	(2,177)	(7,382)	(2,332)	(6,115)

Comprehensive loss	$(169,820)	$(215,538)	$(337,519)	$(635,429)

Basic and diluted loss per share of common stock
	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Weighted average shares outstanding
- basic and diluted	9,914,972	7,801,150	9,914,972	7,572,261

The accompanying notes are an integral part of these financial statements.

Stratabase
Statement of Changes in Stockholders' Equity
(Unaudited)
(Expressed in US Dollars)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2003	9,914,972	$9,915	$2,586,506	$(1,835,839)	$(20,959)	$739,623
Net loss and comprehensive
loss	--	--	--	(335,187)	(2,332)	(337,519)

Balance, June 30, 2004	9,914,972	$9,915	$2,586,506	$(2,171,026)	$(23,291)	$402,104

The accompanying notes are an integral part of these financial statements.

Stratabase
Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

For the six month period ended June 30

	2004	2003
Cash provided by (used in):
Cash flows from operating activities
Net loss for the period	$(335,187)	$(629,314)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	134,439	159,603
Accrued interest on note receivable	(6,294)
Provision for note receivable impairment	--	177,500
Changes in assets and liabilities
Receivables	486	13,006
Prepaid expenses	(1,258)	2,603
Inventory	(349)	1,831
Accounts payable	(5,089)	(16,766)
Accrued liabilities	(26,072)	1,056

Net cash from operating activities	(233,030)	(296,775)

Cash flows from investing activities
Acquisition of domain names	--	(1,015)

Net cash from investing activities	--	(1,015)

Cash flows from financing activities
Proceeds from the issuance of common stock	--	350,000

Net cash provided by financing activities	--	350,000

Effect of Exchange Rate Changes on Cash	(2,332)	(6,115)

Net increase (decrease) in cash	(235,362)	46,095
Cash, beginning of period	509,180	134,093

Cash, end of period	$273,818	$180,188

Supplementary disclosure of cash flow information
Cash paid during the period
Interest	$--	$--
Income taxes	$--	$--
Non-cash investing activities
Inventory transferred to office equipment for internal use	$--	$18,480
Related Party Notes (settled) rec'd in exchange for common stock	$--	$375,000

The accompanying notes are an integral part of these financial statements.

Stratabase
Notes to the Financial Statements
(Unaudited)
June 30, 2004 and 2003

1.     Nature of Business and Ability to Continue as a Going Concern

Stratabase is a provider of Knowledge Worker Automation (KWA) software, designed to enable corporations to save time and money by improving the efficiency of knowledge workers. The Company’s software tools allow enterprises to manage relationships and contacts, administer and organize time allocations, collaborate with others, manage data, automate communications and productivity reporting and conduct data synchronization. The Company has historically derived its revenue from sales of customized databases to its clients. During 2002, the Company began redefining its product line by developing its proprietary software. The proprietary software (Relata) was released in beta form in June 2003. The Company has not yet generated revenue from this proprietary software. Management believes this new proprietary software product line will be the primary focus of the Company. The Company operates from Abbotsford, British Columbia, Canada.

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary (consisting only of normal recurring adjustments) for a fair presentation have been included in the interim period.

Results for the six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004, or any future period.

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company began actively developing its proprietary software product line during the second quarter of 2002. During the six-month period ended June 30, 2004, the Company incurred a loss of $335,187 and has an accumulated deficit of $2,171,026 at June 30, 2004.

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

The Company’s ability to continue as a going concern is dependent on its ability to regain and sustain profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations as they become payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans to reduce expenditures and raise additional capital will be realized, management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

2. Stock Option Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its employee common stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant. The Company did not charge operations with any compensation expense in either of the six-month periods ended June 30, 2004 or 2003.

The Company accounts for the grant of options to non-employees using the fair value-based method prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, using the Black-Scholes option pricing model.

Compensation for unvested options is amortized over the vesting period.

Had compensation expense on unvested options granted in prior years to employees and directors been determined based on the fair value at the grant dates, as described in the SFAS No. 123, the Company’s net loss and loss per common share would have been as follows:

	Six months ended June, 30
	2004	2003
Net loss, as reported	$(335,187)	$(629,314)
Deduct total stock-based employee compensation
under fair value based methods for all awards	(9,323)	(16,354)

Pro-forma net loss	$(344,510)	$(645,668)

Loss per common share - basic and diluted
- As reported	$(0.03)	$(0.08)
- Pro-forma	$(0.03)	$(0.09)

No stock options were granted during the six months ended June 30, 2004. On April 7, 2003, the Company sold 200,000 units to an unaffiliated foreign investor, for an aggregate purchase price of $350,000. Each unit consisted of one share of common stock and one warrant. Until April 7, 2005, each warrant is exercisable for one share of common stock at an exercise price of $2.50 per share. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, and did not involve a public offering.

3. Note Receivable

In May 2002, the Company loaned $150,000 to Advanced Cell Technology (“ACT”), a private biotechnology company, in exchange for a convertible promissory note receivable. The note is unsecured, bears interest at 20% per annum, matured on April 30, 2003, and was to be converted into stock of ACT should ACT have proceeded with a preferred stock financing prior to the note’s maturity date. The Company has accrued a receivable for interest income due under the terms of the promissory note, in the amount of $21,206 at December 31, 2003. At April 30, 2003, the note receivable was in default. The Company received notice from ACT of their intention to settle the note receivable in full out of future financing. With the uncertainty regarding the recoverability of the note receivable, the Company decided to reserve in 2003 the principal amount of the note receivable and accrued interest outstanding at December 31, 2002 and fully reserve all additional accruals of interest. Any subsequent recovery will be recorded in the period it occurs

4. Stock Option Plans

In February 2000, the Board of Directors adopted the Stratabase 2000 Stock Option Plan (the 2000 Plan) reserving 1,750,000 common shares for grant to directors and employees.

Activity under the 2000 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2003	470,000	$0.88
Options cancelled	(80,000)	$1.03

Balance, December 31, 2003 and June 30, 2004	390,000	$0.85

During 2001, the Board of Directors adopted the Stratabase 2002 Stock Option Plan (the 2002 Plan) reserving an additional 1,750,000 common shares for employees and directors.

Activity under the 2002 Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2003	245,000	$0.57
Options granted	--	$--
Options exercised	--	$--

Balance, December 31, 2003 and June 30, 2004	245,000	$0.57

The following table summarizes information concerning outstanding and exercisable common stock options under the 2000 and 2002 Plans at June 30, 2004:

Range of Exercise Prices	Weighted Average Number of Options Outstanding	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Price
$0.50 - $0.60	480,000	7.24	$0.55	480,000	$0.55
$1.30 - $1.45	155,000	8.02	$1.33	95,000	$1.36

	635,000			575,000

5. Continuation

In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to “Stratabase, Inc.,” and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. The Form S-4 was declared effective on or about July 7, 2004 and submitted to the shareholders of the Company. The special meeting of stockholders to vote on the adoption of the plan of conversion is scheduled to be held on August 17, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company’s business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act (the “Reform Act”). Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements, as defined under the Reform Act. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the 2003 Form 10-KSB filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a provider of Knowledge Worker Automation software. We released our proprietary software to the general public at the end of June 2003 (the software is called “Relata”) in beta form. We have not begun actively marketing the software yet. We have not derived any revenue to date from our proprietary products. We no longer have an active sales staff, although we expect to rebuild our sales staff when we find the suitable personnel for these positions.

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

In 2001 and 2002, when we employed an open source business model, substantially all of our revenues related to the provision of databases to our customers with a small portion of our revenue relating to the provision of technical and hardware services. However, the magnitude of these revenues was not sufficient to generate the level of shareholder value that management feels is expected by its shareholders. Therefore the decision was made by management to alter Stratabase’s business model to focus on proprietary software. We are therefore no longer supporting open source code software. Although we are no longer supporting our open source software, we plan to continue offering database and technical services in connection with our proprietary software.

RESULTS OF OPERATIONS

During the six months ended June 30, 2004, we incurred a net loss of $335,187 compared to a net loss of $629,314 for the comparative period in 2003. Our loss for the six months ended June 30, 2004 has decreased substantially over 2003 due to the change in our business such that we have minimized our work force and shut down operations located in Vancouver. Also included in the loss for the six months ended June 30, 2003 is a $177,500 provision for impairment against amounts lent (and unpaid interest) to Advanced Cell Technology (“ACT”). Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software.

Our loss for the three-months ended June 30, 2004 was $167,643 compared to $208,156 for the three months ended June 30, 2003. The reduction in the loss was due to lower General and Administrative expenses which was the result of the curtailment of operations that was also reflected in the reduction in the six month loss.

REVENUES

We did not have any revenues for the three or six-month periods ended June 30, 2004 while we had revenue of $5,000 for the six-month period ended June 30, 2003. We did not have any revenue for the three-month period ended June 30, 2003. Our proprietary software was only issued at the end of June 2003 and we have not derived revenue from it to date. Although we have reduced our monthly operational expenses, we have continued to realize net losses due to the lack of sales from our proprietary software. Development of our new proprietary software products had taken longer than expected. Also, with the closing of our second office we lost the services of two of our salespeople, and therefore have not had an active sales staff to sell our database services. Although we expect to rebuild our sales staff in this area, we have not yet found suitable personnel for these positions. We have not derived any revenue to date from our proprietary products.

COST OF REVENUE

Cost of revenue for the six and three-months ended June 30, 2004 was nil as we did not generate any revenue during these periods.

RESEARCH AND DEVELOPMENT EXPENSES

During the six and three-month periods ended June 30, 2004, we incurred $70,253 and $36,960 respectively in research and development costs pertaining to the development of our new proprietary software. For the corresponding periods in 2003, we incurred $62,988 and $37,345 respectively. Research and development in both years related to the development of our proprietary software for future sale. Such costs in 2004 and 2003 substantially consist of salaries and wages for our development staff.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended June 30, 2004 and 2003 were $131,432 and $171,302, respectively while for the six-month periods the balances were $266,627 and $400,349 respectively. G&A costs for the current periods largely consist of depreciation and amortization of databases and domain names, accounting and professional fees, and salaries and wages. The decline in G&A expenses from 2004 to 2003 is largely attributable to the change of sales focus that resulted in a sharp decline in revenues in 2003 that led to a reduction in general monthly overhead in order to preserve cash. As well, we our professional fees were higher in the first quarter of 2003 due to the initial filing of our registration statement in connection with our planned continuation into Canada.

INTEREST AND OTHER INCOME

Interest and other income decreased from $9,192 for the six months ended June 30, 2003 to $1,693 for the current six months while for the quarters ended June 30 the amounts were consistent between the periods. Amounts for 2003 largely reflect the interest being earned on interest-bearing investments consisting of the 20% annual interest rate attached to our $150,000 loan to Advanced Cell Technology (“ACT”) made in the second quarter of 2002. Our loan to ACT came due on April 30, 2003 without payment or settlement. We have discussed this matter with ACT management who have indicated that steps are being taken to finance their company and repay outstanding loans made by our company and others. However, due to uncertainty as to the amount and timing of collection, we have recognized in 2003 a provision for impairment of this loan in the amount of $177,500. We are pursuing ACT for full collection of the amount outstanding. Any subsequent recovery will be recorded in the period it occurs. The loan continues to accrue interest at 20% per annum. However, we are no longer recognizing interest income on the loan in our financial statements until such time that recoverability of such interest is deemed likely.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had $273,818 in cash, a decrease of $235,362 from December 31, 2003. The decrease in cash is substantially due to continued operating losses. Losses from operations are expected to continue in the future as we shift our revenue model to developing and selling new proprietary software. If revenues and spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve sustained profitability. Even if sustained profitability is achieved, we may not sustain or increase such profitability on a quarterly or annual basis in the future. Our policy is to pay all operational expenses when due, provided that the vendor, in the normal course of business, has satisfied all necessary conditions for payment.

Net cash used in operating activities during the six months ended June 30, 2004 was $233,030 compared to $296,775 during the six months ended June 30, 2003. Although the net loss in 2003 ($629,314) was higher than in 2004 ($335,187), we used less cash on operations in the current year due to the provision for loan impairment of $177,500 in 2003 related to the loan to ACT. Included in our 2004 loss of $335,187 was $134,439 of amortization relating to our investment in acquired databases and domain names and other property and equipment.

There were no investing activities in 2004. During the six months ended June 30, 2003, we purchased domain names totaling $1,015.

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

Going Concern Consideration

Our activities historically have been supported by available cash on hand and revenues generated from the sales of our products and services. As indicated in the accompanying balance sheet, at June 30, 2004 we had $273,818 in cash and after $17,977 of current liabilities (net of certain other current assets) had $255,841 in working capital. We estimate that our cash expenditures over the next twelve months to be approximately $40,000 per month. These factors, among others, indicate that Stratabase may be unable to continue operations in the future as a going concern. Our plans to deal with this uncertainty include further reducing expenditures and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management’s plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should Stratabase be unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We account for impairment of long-lived assets, which include property and equipment, databases and domain names, in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed quarterly or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes may include changes in our business strategies and plans, which occurred during 2002 when we changed our business focus to the development of proprietary software. We are proceeding well toward the completion of our development and expected launch of our new software in 2004.  In conducting our impairment analyses, we largely utilized information from independent valuation obtained in connection with our plans to move to Canada. The impairment analysis employed involved assumptions concerning the remaining useful lives of our databases and domain names (the majority being 1-2 years), interest and discount rates, growth projections and other assumptions of future business conditions and estimated proceeds on disposal should we plan to sell the databases and domain names. The assumptions employed were based on our judgment using internal and external data.

We are also reviewing our long-term plans for each of these databases and domain names.

Based on our review, no impairment adjustment is considered necessary at June 30, 2004 or December 31, 2003. The estimated useful life of the long-lived assets has been assessed by management and is still appropriate, including the assessment that only one year of useful life remains on the databases. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Changes in Securities

During the first two quarters of 2004, there has been no change to any of the Company’s securities and the rights evidenced by the Company’s securities have not been limited or qualified by the issuance or modification of any other class of securities.

The Company has not purchased any shares during 2004, whether through a publicly announced plan or program or otherwise.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of matters to a vote of Security Holders. There was no matter submitted to a vote of security holders during the quarter ended June 30, 2004. A prospectus/proxy statement was circulated to the shareholders of the Company during July 2004 with respect to a special meeting of the shareholders scheduled for August 17, 2004 with respect to the adoption of the plan of conversion.

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

In January 2003, the Company filed a proposal to effect a continuation of the corporate jurisdiction from the State of Nevada to Canada on Form S-4 with the United States Securities and Exchange Commission (SEC). The proposed continuation would be accomplished through the adoption of the plan of conversion, as presented in the proposal. If approved by stockholders and completed, the Company would change its name to “Stratabase, Inc.,” and would continue to operate under the Canada Business Corporations Act and would no longer be a Nevada corporation. The Company has never had any employees or operations in the U.S., and management believes the continuation to Canada accurately reflects the nature of its operations. Management of the Company believes that the continuation to Canada would enable the Company to benefit from scientific research and development grants that are not available to non-Canadian corporations. The Form S-4 was declared effective on or about July 7, 2004 and submitted to the shareholders of the Company. The special meeting of stockholders to vote on the adoption of the plan of conversion is scheduled to be held on August 17, 2004

Item 6. Exhibits and reports on Form 8-K.

(a)     Exhibits.

Exhibit 31 — Certification of Chief Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

DATE: AUGUST 13, 2004	BY: /S/ TREVOR NEWTON TREVOR NEWTON CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY AND TREASURER